Form 10-Q
period 2025-05-03
GAP INC
filed 2025-05-30
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 23, 2025 was 373,066,495.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•monitoring the impact of changes in U.S. trade policy and tariffs on the assumptions and estimates used when preparing our financial information;
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
•continuing to integrate sustainability into business practices to support long-term growth;
•the impact of changes to U.S. trade policy and tariffs on the cost of our merchandise and gross margins;
•the potential impact of macroeconomic factors on our business and the retail environment, continued uncertainty related to the macroeconomic environment, monitoring macroeconomic conditions, and evaluating potential mitigating actions;
•our ability to supplement near-term liquidity, if necessary, with our ABL Facility (as defined below) or other available market instruments;
•the impact of the seasonality of our operations, in addition to the impact of macroeconomic factors, on certain cash inflows and outflows;
•the ability of our current balances of cash, cash equivalents, and short-term investments, along with our cash flows from operations, our ABL Facility, and other available market instruments to support our business operations and liquidity requirements;
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
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following risks, any of which could have an adverse effect on our business, financial condition, results of operations, or reputation:
•the overall global economic and geopolitical environment, uncertainties related to government fiscal, monetary, trade, and tax policies, and consumer spending patterns;
•recent changes in U.S. trade policy and tariffs, and the risk of potential future changes or worsening trade tensions between the United States and other countries;
•the risk that trade matters, including tariffs on goods imported from our sourcing countries, could increase the cost or reduce the supply of apparel available to us;
•the risk that our enterprise risk management efforts will not be successful in mitigating the negative impact of tariffs;
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
•the risks of U.S. or foreign labor strikes, work stoppages, boycotts, port congestion, and other disruptions to our sourcing operations;
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
•the risk that the assumptions and estimates used when preparing the Condensed Consolidated Financial Statements, including estimates and assumptions regarding inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets, are inaccurate or may change, and the resulting impact on our results of operations;
•the risk that changes in the geographic mix and level of income or losses, the expected or actual outcome of audits, changes in deferred tax valuation allowances, and new legislation could impact our effective tax rate, or that we may be required to pay amounts in excess of established tax liabilities; and
•the risk that the adoption of new accounting pronouncements will impact future results.
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of May 30, 2025. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that Gap Inc. announces material financial and operational information to its investors using its Investor Relations website, press releases, SEC filings, and public conference calls and webcasts. Gap Inc. and each of its brands also use LinkedIn and Instagram as a means of disclosing information about Gap Inc. and for complying with disclosure obligations under Regulation FD. The social media channels that Gap Inc. and its brands intend to use as a means of disclosing information described above may be updated from time to time as listed on Gap Inc.’s Investor Relations website. The information we post through these channels is not part of this Quarterly Report.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,976	$2,335	$1,532
Short-term investments	244	253	199
Merchandise inventory	2,097	2,067	1,952
Other current assets	567	548	514
Total current assets	4,884	5,203	4,197
Property and equipment, net of accumulated depreciation of $5,035, $4,930, and $4,952	2,470	2,496	2,528
Operating lease assets	3,267	3,240	3,207
Other long-term assets	944	946	976
Total assets	$11,565	$11,885	$10,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,292	$1,488	$1,196
Accrued expenses and other current liabilities	841	1,083	942
Current portion of operating lease liabilities	633	632	624
Income taxes payable	88	53	44
Total current liabilities	2,854	3,256	2,806
Long-term liabilities:
Long-term debt	1,490	1,490	1,489
Long-term operating lease liabilities	3,363	3,353	3,387
Other long-term liabilities	537	522	519
Total long-term liabilities	5,390	5,365	5,395
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 374, 374, and 375 shares	19	19	19
Additional paid-in capital	91	146	119
Retained earnings	3,171	3,039	2,522
Accumulated other comprehensive income	40	60	47
Total stockholders’ equity	3,321	3,264	2,707
Total liabilities and stockholders’ equity	$11,565	$11,885	$10,908
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 3, 2025	May 4, 2024
Net sales	$3,463	$3,388
Cost of goods sold and occupancy expenses	2,015	1,991
Gross profit	1,448	1,397
Operating expenses	1,188	1,192
Operating income	260	205
Interest expense	23	21
Interest income	(26)	(24)
Income before income taxes	263	208
Income tax expense	70	50
Net income	$193	$158
Weighted-average number of shares - basic	375	374
Weighted-average number of shares - diluted	382	383
Earnings per share - basic	$0.51	$0.42
Earnings per share - diluted	$0.51	$0.41
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Net income	$193	$158
Other comprehensive income (loss), net of tax
Foreign currency translation and other, net of tax expense of $1 and $—	(2)	(1)
Change in fair value of derivative financial instruments, net of tax expense (tax benefit) of $(2) and $1	(14)	7
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $(1) and $—	(4)	(2)
Other comprehensive income (loss), net of tax	(20)	4
Comprehensive income	$173	$162
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 1, 2025	374	$19	$146	$3,039	$60	$3,264
Net income for the 13 weeks ended May 3, 2025				193		193
Other comprehensive loss, net of tax					(20)	(20)
Repurchases and retirement of common stock	(4)	—	(70)	—		(70)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(28)			(28)
Share-based compensation, net of forfeitures			37			37
Common stock dividends declared and paid ($0.165 per share)				(61)		(61)
Balance as of May 3, 2025	374	$19	$91	$3,171	$40	$3,321

Balance as of February 3, 2024	372	$19	$113	$2,420	$43	$2,595
Net income for the 13 weeks ended May 4, 2024				158		158
Other comprehensive income, net of tax					4	4
Issuance of common stock related to stock options and employee stock purchase plans	1	—	10			10
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(31)			(31)
Share-based compensation, net of forfeitures			27			27
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of May 4, 2024	375	$19	$119	$2,522	$47	$2,707

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income	$193	$158
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	121	124
Share-based compensation	37	27
Non-cash and other items	(1)	(2)
Deferred income taxes	8	1
Changes in operating assets and liabilities:
Merchandise inventory	(18)	38
Other current assets and other long-term assets	(45)	15
Accounts payable	(203)	(152)
Accrued expenses and other current liabilities	(271)	(158)
Income taxes payable, net of receivables and other tax-related items	55	13
Other long-term liabilities	3	(2)
Operating lease assets and liabilities, net	(19)	(32)
Net cash provided by (used for) operating activities	(140)	30
Cash flows from investing activities:
Purchases of property and equipment	(83)	(93)
Purchases of short-term investments	(78)	(201)
Proceeds from sales and maturities of short-term investments	88	3
Net cash used for investing activities	(73)	(291)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	6	10
Withholding tax payments related to vesting of stock units	(28)	(31)
Repurchases of common stock	(70)	—
Cash dividends paid	(61)	(56)
Net cash used for financing activities	(153)	(77)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	5	(2)
Net decrease in cash, cash equivalents, and restricted cash	(361)	(340)
Cash, cash equivalents, and restricted cash at beginning of period	2,365	1,901
Cash, cash equivalents, and restricted cash at end of period	$2,004	$1,561
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$31	$31
Cash paid for income taxes during the period, net of refunds	$11	$39
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of May 3, 2025 and May 4, 2024 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2025 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
The United States has recently enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from a number of countries. We will continue to consider the impact of these developments on the assumptions and estimates used when preparing our quarterly financial statements.
Restricted Cash
As of May 3, 2025, February 1, 2025, and May 4, 2024, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,976	$2,335	$1,532
Restricted cash included in other long-term assets	28	30	29
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,004	$2,365	$1,561
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
Net sales disaggregated by channel are as follows:

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Store and franchise sales	$2,107	$2,106
Online sales (1)	1,356	1,282
Total net sales	$3,463	$3,388
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended May 3, 2025
U.S. (1)	$1,826	$545	$373	$299	$22	$3,065
Canada	140	61	35	8	—	244
Other regions	15	118	20	1	—	154
Total	$1,981	$724	$428	$308	$22	$3,463

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended May 4, 2024
U.S. (1)	$1,761	$513	$383	$318	$14	$2,989
Canada	146	66	36	10	—	258
Other regions	9	110	21	1	—	141
Total	$1,916	$689	$440	$329	$14	$3,388
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement. For the 13 weeks ended May 3, 2025, the opening balance of deferred revenue for these obligations was $273 million, of which $94 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $249 million as of May 3, 2025.
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
Note 3. Income Taxes
The effective income tax rate was 26.6 percent for the 13 weeks ended May 3, 2025, compared with 24.0 percent for the 13 weeks ended May 4, 2024. The increase is primarily due to less favorable impacts of stock-based compensation, as well as changes in the amount and mix of jurisdictional earnings.

Note 4. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	May 3, 2025	February 1, 2025	May 4, 2024
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(10)	(10)	(11)
Total long-term debt	$1,490	$1,490	$1,489
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of May 3, 2025, the aggregate estimated fair value of the Senior Notes was $1.34 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
There were no borrowings under the ABL Facility as of May 3, 2025, February 1, 2025, or May 4, 2024.
We also have the ability to issue letters of credit on our ABL Facility. As of May 3, 2025, we had $47 million in standby letters of credit issued under the ABL Facility.
Note 5. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 weeks ended May 3, 2025 or May 4, 2024.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 3, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$224	$223	$1	$—
Short-term investments	244	116	128	—
Derivative financial instruments	5	—	5	—
Deferred compensation plan assets	39	39	—	—
Other assets	3	—	—	3
Total	$515	$378	$134	$3
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$310	$302	$8	$—
Short-term investments	253	132	121	—
Derivative financial instruments	33	—	33	—
Deferred compensation plan assets	36	36	—	—
Other assets	3	—	—	3
Total	$635	$470	$162	$3
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 4, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$53	$35	$18	$—
Short-term investments	199	87	112	—
Derivative financial instruments	14	—	14	—
Deferred compensation plan assets	36	36	—	—
Other assets	4	—	—	4
Total	$306	$158	$144	$4
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
We have highly liquid fixed and variable income investments classified as cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents on the Condensed Consolidated Balance Sheets. Our cash equivalents are comprised of money market funds and time deposits recorded at amortized cost, which approximates fair value, as well as debt securities recorded at fair value using market prices for identical or similar assets. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments on the Condensed Consolidated Balance Sheets. These debt securities are also recorded at fair value using market prices for identical or similar assets.
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during the 13 weeks ended May 3, 2025 or May 4, 2024.

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
There were no material impairment charges recorded for long-lived assets during the 13 weeks ended May 3, 2025 or May 4, 2024.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 weeks ended May 3, 2025 or May 4, 2024.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Derivatives designated as cash flow hedges	$400	$363	$323
Derivatives not designated as hedging instruments	434	419	408
Total	$834	$782	$731
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 3, 2025	February 1, 2025	May 4, 2024
Derivatives designated as cash flow hedges:
Other current assets	$4	$20	$9
Accrued expenses and other current liabilities	3	—	—

Derivatives not designated as hedging instruments:
Other current assets	1	13	5
Accrued expenses and other current liabilities	11	—	—

Total derivatives in an asset position	$5	$33	$14
Total derivatives in a liability position	$14	$—	$—
The majority of the unrealized gains and losses from designated cash flow hedges as of May 3, 2025 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of May 3, 2025 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income
	13 Weeks Ended May 3, 2025		13 Weeks Ended May 4, 2024
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,015	$1,188	$1,991	$1,192

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(5)	—	(2)	—
Derivatives not designated as hedging instruments	—	21	—	(7)
Total (gain) loss recognized in net income	$(5)	$21	$(2)	$(7)

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 3, 2025	May 4, 2024
Number of shares repurchased (1)	4	—
Total cost	$70	$—
Average per share cost including commissions	$19.26	$—
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $331 million remaining as of May 3, 2025. All common stock repurchased is immediately retired.
Note 8. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 3, 2025	May 4, 2024
Weighted-average number of shares - basic	375	374
Common stock equivalents	7	9
Weighted-average number of shares - diluted	382	383
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 2 million and 6 million for the 13 weeks ended May 3, 2025 and May 4, 2024, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. As of May 3, 2025, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 3, 2025, February 1, 2025, and May 4, 2024, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to May 3, 2025, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of May 3, 2025, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. Additionally, our products, suppliers, customers, methods of distribution, and regulatory environment are similar across our brands. We have determined that each of our operating segments share similar qualitative and economic characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of May 3, 2025. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Gap Inc.’s chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM reviews measures of segment profit or loss by comparing budgeted versus actual and forecasted results, for purposes of assessing performance, allocating resources, and making decisions. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets in total.
The following table presents information for segment profit and significant expenses:

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Net sales	$3,463	$3,388
Cost of goods sold	1,554	1,521
Occupancy expenses (1)	461	470
Operating expenses (2)	1,188	1,192
Operating income	$260	$205
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
The Company's outstanding obligations under the SCF program were $313 million, $387 million, and $324 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a house of iconic brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We have Company-operated stores in the United States, Canada, Japan, and Taiwan. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and inventory management, which allows us to optimize efficiency and responsiveness in our operations. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
OVERVIEW
Financial results for the first quarter of fiscal 2025 are as follows:
•Net sales for the first quarter of fiscal 2025 increased 2 percent compared with the first quarter of fiscal 2024.
•Store and franchise sales for the first quarter of fiscal 2025 were flat compared with the first quarter of fiscal 2024, and online sales for the first quarter of fiscal 2025 increased 6 percent compared with the first quarter of fiscal 2024.
•Gross profit for the first quarter of fiscal 2025 was $1.45 billion compared with $1.40 billion for the first quarter of fiscal 2024. Gross margin for the first quarter of fiscal 2025 was 41.8 percent compared with 41.2 percent for the first quarter of fiscal 2024.
•Operating income for the first quarter of fiscal 2025 was $260 million compared with $205 million for the first quarter of fiscal 2024.
•The effective income tax rate for the first quarter of fiscal 2025 was 26.6 percent compared with 24.0 percent for the first quarter of fiscal 2024.
•Net income for the first quarter of fiscal 2025 was $193 million compared with $158 million for the first quarter of fiscal 2024.
•Diluted earnings per share was $0.51 for the first quarter of fiscal 2025 compared with $0.41 for the first quarter of fiscal 2024.
•Merchandise inventory as of the first quarter of fiscal 2025 increased 7 percent compared with the first quarter of fiscal 2024.
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
•energizing our culture by attracting and retaining strong talent; and
•continuing to integrate sustainability into business practices to support long-term growth.
Macroeconomic factors, including uncertainty surrounding global geopolitical instability, inflationary pressures, foreign currency fluctuations, and changes in interest rates, duties, tariffs, tax laws, and other restrictions as a result of government fiscal, monetary, trade, and tax policies, continue to create a complex and challenging retail environment. The United States has recently enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from a number of countries. Certain of these tariffs are currently paused. Changes in U.S. trade policy and uncertainty surrounding tariff rates have contributed to overall macroeconomic volatility, and the eventual outcome of the trade policy may increase the cost of our merchandise and therefore negatively impact our gross margins in future quarters.

The macroeconomic environment has had and may continue to have an impact on consumer behavior, and we anticipate continued uncertainty related to the macroeconomic environment during fiscal 2025. We will continue to monitor macroeconomic conditions and evaluate potential mitigating actions. For additional information on risks related to macroeconomic conditions and our supply chain, see the sections entitled “Risk Factors—Risks Related to Macroeconomic Conditions—Global economic conditions have and could continue to adversely affect our business, financial condition, and results of operations” and “Risk Factors—Risks Related to Our Business Operations—Trade matters may disrupt our supply chain,” in Part II, Item 1A, Risk Factors, of this Form 10-Q.
RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through our online channel. The calculation of Comp Sales excludes the results of the franchise and our licensing business.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 3, 2025	May 4, 2024
Old Navy Global	3%	3%
Gap Global	5%	3%
Banana Republic Global	—%	1%
Athleta Global	(8)%	5%
The Gap, Inc.	2%	3%

Store count, net openings/closings, and square footage for our stores are as follows:

	February 1, 2025	13 Weeks Ended May 3, 2025	May 3, 2025
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,249	(3)	1,246	19.7
Gap North America	453	—	453	4.8
Gap Asia	122	2	124	1.1
Banana Republic North America	380	(8)	372	3.1
Banana Republic Asia	42	(1)	41	0.1
Athleta North America	260	—	260	1.1
Company-operated stores total	2,506	(10)	2,496	29.9

	February 3, 2024	13 Weeks Ended May 4, 2024	May 4, 2024
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	1	1,244	19.8
Gap North America	472	(6)	466	4.9
Gap Asia	134	(2)	132	1.2
Banana Republic North America	400	(3)	397	3.3
Banana Republic Asia	43	—	43	0.2
Athleta North America	270	2	272	1.1
Company-operated stores total	2,562	(8)	2,554	30.5
Outlet and factory stores are reflected in each of the respective brands.
As of May 3, 2025 and May 4, 2024, the Company's franchise partners operated approximately 1,000 franchise stores.

Net Sales
Our net sales increased $75 million, or 2 percent, during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, driven primarily by an increase in online sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Cost of goods sold and occupancy expenses	$2,015	$1,991
Gross profit	$1,448	$1,397
Cost of goods sold and occupancy expenses as a percentage of net sales	58.2%	58.8%
Gross margin	41.8%	41.2%
Cost of goods sold and occupancy expenses decreased 0.6 percentage points as a percentage of net sales in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024.
•Cost of goods sold was flat as a percentage of net sales in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024. Changes in U.S. trade policy and uncertainty surrounding tariff rates have contributed to overall macroeconomic volatility, and the eventual outcome of the trade policy may increase cost of goods sold and therefore negatively impact our gross margins in future quarters.
•Occupancy expenses decreased 0.6 percentage points as a percentage of net sales in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses.
Operating Expenses

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Operating expenses	$1,188	$1,192
Operating expenses as a percentage of net sales	34.3%	35.2%
Operating margin	7.5%	6.1%
Operating expenses were relatively flat, but decreased 0.9 percentage points as a percentage of net sales during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, primarily due to an increase in net sales while maintaining operating discipline.
Interest Expense

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Interest expense	$23	$21
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense.
Interest Income

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Interest income	$(26)	$(24)
Interest income increased slightly during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, primarily due to higher cash balances, partially offset by lower interest rates.

Income Taxes

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Income tax expense	$70	$50
Effective tax rate	26.6%	24.0%
The increase in the effective tax rate for the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 is primarily due to less favorable impacts of stock-based compensation, as well as changes in the amount and mix of jurisdictional earnings.
LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, short-term investments, and our ABL Facility. As of May 3, 2025, we had cash and cash equivalents of $1.98 billion and short-term investments of $244 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of May 3, 2025. See Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. In addition, we may have dividend payments and share repurchases. The seasonality of our operations, in addition to the impact of macroeconomic factors, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods. These macroeconomic factors include uncertainty surrounding global geopolitical instability, inflationary pressures, foreign currency fluctuations, and changes in interest rates, duties, tariffs, tax laws, and other restrictions as a result of government fiscal, monetary, trade, and tax policies.
We believe our existing balances of cash, cash equivalents, and short-term investments, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash used for operating activities was $140 million during the first quarter of fiscal 2025 compared with $30 million of net cash provided by operating activities during the first quarter of fiscal 2024, primarily due to the following:
•a decrease of $113 million related to accrued expenses and other current liabilities primarily due to higher payments for performance-based compensation during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024; and
•a decrease of $56 million related to merchandise inventory in part due to timing of receipts during the first quarter of fiscal 2025.
Cash Flows from Investing Activities
Net cash used for investing activities decreased $218 million during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, primarily due to $198 million of net purchases of short-term investments during the first quarter of fiscal 2024.
Cash Flows from Financing Activities
Net cash used for financing activities increased $76 million during the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, primarily due to $70 million in repurchases of common stock during the first quarter of fiscal 2025 compared with no repurchases during the first quarter of fiscal 2024.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 3, 2025	May 4, 2024
Net cash provided by (used for) operating activities	$(140)	$30
Less: Purchases of property and equipment	(83)	(93)
Free cash flow	$(223)	$(63)
Dividend Policy
In determining whether and at what level to declare a dividend, our Board considers a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.165 per share during the first quarter of fiscal 2025. In May 2025, the Board authorized a dividend of $0.165 per share for the second quarter of fiscal 2025.
Share Repurchases
Certain information about the Company’s share repurchases is set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 1, 2025, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of February 1, 2025 is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities, investments, and derivative financial instruments.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.     Risk Factors.
The following risk factors appearing in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 have been updated.
Risks Related to Macroeconomic Conditions
Global economic conditions have and could continue to adversely affect our business, financial condition, and results of operations.
Our business is affected by global economic conditions and the related impact on consumer spending worldwide. Global economic conditions have impacted and could continue to impact our business. Some of the factors that may influence consumer spending patterns include higher unemployment levels; pandemics and other health crises; extreme weather conditions and natural disasters; higher consumer debt levels; inflationary pressures; recession or fear of recession; global geopolitical instability (including in Europe and the Middle East); reductions in net worth based on market declines and uncertainty; home foreclosures and reductions in home values; fluctuating interest and foreign currency exchange rates and credit availability; government austerity measures; changes and uncertainties related to government fiscal, monetary, trade, and tax policies including changes in interest rates, duties, tariffs, tax laws, and other restrictions; fluctuating fuel and other energy costs; fluctuating commodity prices; and reduced consumer confidence and general uncertainty regarding the overall future economic environment. Historically, consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty.
The United States has recently enacted significant changes to its trade policy and imposed or proposed imposing substantial tariffs on imported goods from a number of countries. The imposition of tariffs has resulted in increased market volatility and exacerbated inflationary pressures and recessionary fears, and may negatively impact gross domestic product growth in the United States and other countries, all of which could result in reduced discretionary spending by our customers. The situation regarding U.S. tariffs and trade policies has been fluid and may continue to change. As a result of these dynamics, any future changes to U.S. tariffs or worsening trade tensions between the United States and other countries could adversely affect our sales and results of operations.
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
Risks Related to Our Business Operations
Trade matters may disrupt our supply chain.
Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are manufactured or imported, or may be manufactured or imported in the future, may from time to time impose duties, tariffs, or other restrictions on our imports or adversely change existing restrictions.
The United States has recently enacted significant changes to its trade policy and imposed or proposed imposing substantial tariffs on imported goods from a number of countries. Unless otherwise exempted or subject to a different rate, all imports into the United States are currently subject to a baseline 10 percent reciprocal tariff rate. The United States has also imposed significantly higher individualized reciprocal tariff rates on certain countries with which the United States has the largest trade deficits, including Vietnam (46 percent), Indonesia (32 percent), and many of our other sourcing countries. The higher individualized reciprocal tariff rates are currently paused until July 9, 2025 (or in the case of China, until August 12, 2025), while the United States negotiates with these countries. Imports to the United States from China are also currently subject to an additional 20 percent tariff rate.

In fiscal 2024, approximately 27 percent and approximately 19 percent of our merchandise, by dollar value, was purchased from factories in Vietnam and Indonesia, respectively. In fiscal 2024, less than 10 percent of our merchandise, by dollar value, was purchased from factories in China.
There is currently significant uncertainty about the future relationship between the United States and many other countries with respect to tariffs and trade policies. The situation regarding U.S. tariffs and trade policies has been fluid and may continue to change. This risk may be particularly acute should trade tensions between the United States and other countries continue to worsen, which could result in, among other things, increased tariff rates and other trade restrictions, increased product costs, disruptions in the availability of goods, or a breakdown of international supply chains.
Through enterprise risk management, we continue to evaluate the impact of current and potential tariffs on our supply chain, costs, sales, and profitability, as well as our strategies to mitigate negative impacts. Given the current uncertainty regarding the scope and duration of these tariffs, as well as the potential for additional trade actions by the United States and reciprocal trade actions by other countries, the impact on our business, financial condition and results of operations is unknown but could be material, especially if the higher individualized reciprocal tariff rates on our sourcing countries are maintained or if there is an escalation of tariffs or other trade restrictions. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively impacted by these tariffs or other trade actions, our business, financial condition and results of operations may be adversely affected.
Our sourcing operations could also be adversely affected by geopolitical and financial instability in our sourcing countries, as well as U.S. or foreign labor strikes, work stoppages, boycotts, or port congestion, resulting in the disruption of trade from our sourcing countries, significant fluctuations in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, or other trade disruptions. Disruptions to our sourcing operations in our sourcing countries could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations.
There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made for the 13 weeks ended May 3, 2025 by the Company or any affiliated purchaser, as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (February 2 - March 1)	—	$—	—	$401	million
Month #2 (March 2 - April 5)	2,421,057	$19.66	2,421,057	$353	million
Month #3 (April 6 - May 3)	1,188,000	$18.45	1,188,000	$331	million
Total	3,609,057	$19.26	3,609,057
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
(2)In February 2019, the Board approved a $1 billion share repurchase authorization, which has no expiration date.
Item 5.     Other Information.
During the 13 weeks ended May 3, 2025, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On March 18, 2025, Robert Fisher, a director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to gift up to 25,500 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 18, 2026, or when all shares under the plan are gifted.
On March 18, 2025, William Fisher, a director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to gift up to 25,500 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 18, 2026, or when all shares under the plan are gifted.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	1-7562	3.1	August 30, 2024
3.2	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	2025 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.1	March 11, 2025
10.2†	2025 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 11, 2025
10.3†	2025 Form of Director Stock Unit Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.3	March 11, 2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
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

THE GAP, INC.

Date:	May 30, 2025	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 30, 2025	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)