Form 10-Q
period 2025-08-02
GAP INC
filed 2025-08-29
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 22, 2025 was 371,047,226.

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
•the Gap Taiwan operations;
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
•continuing to monitor macroeconomic conditions and changes in U.S. trade policy and tariffs;
•the impact of changes in U.S. trade policy and tariffs on our merchandise costs and gross margins, and continuing to evaluate potential mitigating actions;
•the impact of macroeconomic factors on consumer behavior and continued uncertainty related to the macroeconomic environment;
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
•the importance of our sustained ability to generate free cash flow, which is a non-GAAP financial measure and is defined and discussed in more detail in Part I, Item 2 of this Form 10-Q below;
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
•the risk that trade matters, including tariffs on goods imported from our sourcing countries, could further increase our costs, or reduce the supply of apparel available to us;
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

Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025, and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 29, 2025. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
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

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,194	$2,335	$1,900
Short-term investments	238	253	246
Merchandise inventory	2,294	2,067	2,107
Other current assets	651	548	556
Total current assets	5,377	5,203	4,809
Property and equipment, net of accumulated depreciation of $5,008, $4,930, and $4,926	2,478	2,496	2,525
Operating lease assets	3,397	3,240	3,185
Other long-term assets	894	946	990
Total assets	$12,146	$11,885	$11,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656	$1,488	$1,522
Accrued expenses and other current liabilities	881	1,083	1,029
Current portion of operating lease liabilities	631	632	613
Income taxes payable	29	53	60
Total current liabilities	3,197	3,256	3,224
Long-term liabilities:
Long-term debt	1,491	1,490	1,489
Long-term operating lease liabilities	3,470	3,353	3,357
Other long-term liabilities	555	522	538
Total long-term liabilities	5,516	5,365	5,384
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 371, 374, and 376 shares	19	19	19
Additional paid-in capital	48	146	159
Retained earnings	3,325	3,039	2,672
Accumulated other comprehensive income	41	60	51
Total stockholders’ equity	3,433	3,264	2,901
Total liabilities and stockholders’ equity	$12,146	$11,885	$11,509
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$3,725	$3,720	$7,188	$7,108
Cost of goods sold and occupancy expenses	2,189	2,137	4,204	4,128
Gross profit	1,536	1,583	2,984	2,980
Operating expenses	1,244	1,290	2,432	2,482
Operating income	292	293	552	498
Interest expense	23	24	46	45
Interest income	(27)	(27)	(53)	(51)
Income before income taxes	296	296	559	504
Income tax expense	80	90	150	140
Net income	$216	$206	$409	$364
Weighted-average number of shares - basic	373	376	374	375
Weighted-average number of shares - diluted	379	383	381	383
Earnings per share - basic	$0.58	$0.55	$1.09	$0.97
Earnings per share - diluted	$0.57	$0.54	$1.07	$0.95
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$216	$206	$409	$364
Other comprehensive income (loss), net of tax
Foreign currency translation and other, net of tax expense of $—, $—, $1, $—	(3)	4	(5)	3
Change in fair value of derivative financial instruments, net of tax expense (tax benefit) of $1, $4, $(1), $5	4	(1)	(10)	6
Reclassification adjustment for (gains) losses on derivative financial instruments, net of tax expense of $—, $(5), $(1), $(5)	—	1	(4)	(1)
Other comprehensive income (loss), net of tax	1	4	(19)	8
Comprehensive income	$217	$210	$390	$372
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of May 3, 2025	374	$19	$91	$3,171	$40	$3,321
Net income for the 13 weeks ended August 2, 2025				216		216
Other comprehensive income, net of tax					1	1
Repurchases and retirement of common stock	(3)	—	(82)	—		(82)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			34			34
Common stock dividends declared and paid ($0.165 per share)				(62)		(62)
Balance as of August 2, 2025	371	$19	$48	$3,325	$41	$3,433

Balance as of May 4, 2024	375	$19	$119	$2,522	$47	$2,707
Net income for the 13 weeks ended August 3, 2024				206		206
Other comprehensive income, net of tax					4	4
Issuance of common stock related to stock options and employee stock purchase plans	—	—	11			11
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(2)			(2)
Share-based compensation, net of forfeitures			31			31
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of August 3, 2024	376	$19	$159	$2,672	$51	$2,901

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 1, 2025	374	$19	$146	$3,039	$60	$3,264
Net income for the 26 weeks ended August 2, 2025				409		409
Other comprehensive income, net of tax					(19)	(19)
Repurchases and retirement of common stock	(7)	—	(152)	—		(152)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	12			12
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(29)			(29)
Share-based compensation, net of forfeitures			71			71
Common stock dividends declared and paid ($0.33 per share)				(123)		(123)
Balance as of August 2, 2025	371	$19	$48	$3,325	$41	$3,433

Balance as of February 3, 2024	372	$19	$113	$2,420	$43	$2,595
Net income for the 26 weeks ended August 3, 2024				364		364
Other comprehensive income, net of tax					8	8
Issuance of common stock related to stock options and employee stock purchase plans	1	—	21			21
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(33)			(33)
Share-based compensation, net of forfeitures			58			58
Common stock dividends declared and paid ($0.30 per share)				(112)		(112)
Balance as of August 3, 2024	376	$19	$159	$2,672	$51	$2,901

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income	$409	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	247
Share-based compensation	71	58
Non-cash and other items	4	(1)
Deferred income taxes	62	(8)
Changes in operating assets and liabilities:
Merchandise inventory	(214)	(118)
Other current assets and other long-term assets	(79)	(33)
Accounts payable	137	155
Accrued expenses and other current liabilities	(244)	(88)
Income taxes payable, net of receivables and other tax-related items	(45)	61
Other long-term liabilities	7	(7)
Operating lease assets and liabilities, net	(43)	(51)
Net cash provided by operating activities	308	579
Cash flows from investing activities:
Purchases of property and equipment	(181)	(182)
Purchases of short-term investments	(145)	(276)
Proceeds from sales and maturities of short-term investments	162	33
Net cash used for investing activities	(164)	(425)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	12	21
Withholding tax payments related to vesting of stock units	(29)	(33)
Repurchases of common stock	(152)	—
Cash dividends paid	(123)	(112)
Net cash used for financing activities	(292)	(124)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	5	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(143)	28
Cash, cash equivalents, and restricted cash at beginning of period	2,365	1,901
Cash, cash equivalents, and restricted cash at end of period	$2,222	$1,929
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$32	$31
Cash paid for income taxes during the period, net of refunds	$142	$97
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of August 2, 2025 and August 3, 2024 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2025 has been derived from our audited financial statements.
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
Restricted Cash
As of August 2, 2025, February 1, 2025, and August 3, 2024, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,194	$2,335	$1,900
Restricted cash included in other long-term assets	28	30	29
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,222	$2,365	$1,929
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
Net sales disaggregated by channel are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Store and franchise sales	$2,440	$2,476	$4,547	$4,582
Online sales (1)	1,285	1,244	2,641	2,526
Total net sales	$3,725	$3,720	$7,188	$7,108
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended August 2, 2025
U.S. (1)	$1,978	$581	$408	$290	$28	$3,285
Canada	157	76	46	9	—	288
Other regions	15	115	21	1	—	152
Total	$2,150	$772	$475	$300	$28	$3,725

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended August 3, 2024
U.S. (1)	$1,953	$579	$414	$327	$14	$3,287
Canada	159	77	43	10	—	289
Other regions	11	110	22	1	—	144
Total	$2,123	$766	$479	$338	$14	$3,720

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended August 2, 2025
U.S. (1)	$3,804	$1,126	$781	$589	$50	$6,350
Canada	297	137	81	17	—	532
Other regions	30	233	41	2	—	306
Total	$4,131	$1,496	$903	$608	$50	$7,188

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended August 3, 2024
U.S. (1)	$3,714	$1,092	$797	$645	$28	$6,276
Canada	305	143	79	20	—	547
Other regions	20	220	43	2	—	285
Total	$4,039	$1,455	$919	$667	$28	$7,108
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement. For the 13 weeks ended August 2, 2025, the opening balance of deferred revenue for these obligations was $249 million, of which $84 million was recognized as revenue during the period. For the 26 weeks ended August 2, 2025, the opening balance of deferred revenue for these obligations was $273 million, of which $137 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $248 million as of August 2, 2025.
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

Note 3. Income Taxes
The effective income tax rate was 27.0 percent for the 13 weeks ended August 2, 2025, compared with 30.4 percent for the 13 weeks ended August 3, 2024. The decrease in the effective tax rate is primarily due to prior year increases to certain income tax reserves, as well as changes in the amount and mix of jurisdictional earnings.
The effective income tax rate was 26.8 percent for the 26 weeks ended August 2, 2025, compared with 27.8 percent for the 26 weeks ended August 3, 2024. The decrease in the effective tax rate is primarily due to prior year increases to certain income tax reserves and changes in the amount and mix of jurisdictional earnings, partially offset by less favorable impacts of stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted in the United States. The OBBBA changes existing U.S. income tax law and includes numerous provisions that affect corporations, such as permanently extending certain expiring provisions from the Tax Cuts and Jobs Act, modification of the international tax framework, and restoration of favorable tax treatment for certain business provisions such as bonus depreciation and Section 174 research and experimentation expensing. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others implemented through fiscal 2027.
The Company included the impact of the OBBBA tax legislation in the second quarter of fiscal 2025, the period of enactment, and the impact was not material to the Condensed Consolidated Financial Statements.
Note 4. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	August 2, 2025	February 1, 2025	August 3, 2024
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(9)	(10)	(11)
Total long-term debt	$1,491	$1,490	$1,489
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of August 2, 2025, the aggregate estimated fair value of the Senior Notes was $1.36 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
There were no borrowings under the ABL Facility as of August 2, 2025, February 1, 2025, or August 3, 2024.
We also have the ability to issue letters of credit on our ABL Facility. As of August 2, 2025, we had $46 million in standby letters of credit issued under the ABL Facility.
Note 5. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 26 weeks ended August 2, 2025 or August 3, 2024.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 2, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$235	$225	$10	$—
Short-term investments	238	117	121	—
Derivative financial instruments	9	—	9	—
Deferred compensation plan assets	42	42	—	—
Other assets	3	—	—	3
Total	$527	$384	$140	$3
Liabilities:
Derivative financial instruments	$6	$—	$6	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$310	$302	$8	$—
Short-term investments	253	132	121	—
Derivative financial instruments	33	—	33	—
Deferred compensation plan assets	36	36	—	—
Other assets	3	—	—	3
Total	$635	$470	$162	$3
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 3, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9	$3	$6	$—
Short-term investments	246	124	122	—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$315	$167	$144	$4
Liabilities:
Derivative financial instruments	$3	$—	$3	$—
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
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during the 13 and 26 weeks ended August 2, 2025 or August 3, 2024.

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
There were no material impairment charges recorded for long-lived assets during the 13 and 26 weeks ended August 2, 2025 or August 3, 2024.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets during the 13 and 26 weeks ended August 2, 2025 or August 3, 2024.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Derivatives designated as cash flow hedges	$527	$363	$457
Derivatives not designated as hedging instruments	422	419	410
Total	$949	$782	$867
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 2, 2025	February 1, 2025	August 3, 2024
Derivatives designated as cash flow hedges:
Other current assets	$4	$20	$8
Other long-term assets	2	—	2
Accrued expenses and other current liabilities	1	—	2
Other long-term liabilities	—	—	1

Derivatives not designated as hedging instruments:
Other current assets	3	13	6
Accrued expenses and other current liabilities	5	—	—

Total derivatives in an asset position	$9	$33	$16
Total derivatives in a liability position	$6	$—	$3
The majority of the unrealized gains and losses from designated cash flow hedges as of August 2, 2025 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of August 2, 2025 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income
	13 Weeks Ended August 2, 2025		13 Weeks Ended August 3, 2024
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,189	$1,244	$2,137	$1,290

Gain recognized in net income
Derivatives designated as cash flow hedges	—	—	(4)	—
Derivatives not designated as hedging instruments	—	(1)	—	(6)
Total gain recognized in net income	$—	$(1)	$(4)	$(6)

	Location and Amount of (Gain) Loss Recognized in Net Income
	26 Weeks Ended August 2, 2025		26 Weeks Ended August 3, 2024
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$4,204	$2,432	$4,128	$2,482

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(5)	—	(6)	—
Derivatives not designated as hedging instruments	—	20	—	(13)
Total (gain) loss recognized in net income	$(5)	$20	$(6)	$(13)
Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Number of shares repurchased (1)	3	—	7	—
Total cost	$82	$—	$152	$—
Average per share cost including commissions	$23.67	$—	$21.41	$—
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $249 million remaining as of August 2, 2025. All common stock repurchased is immediately retired.
Note 8. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Weighted-average number of shares - basic	373	376	374	375
Common stock equivalents	6	7	7	8
Weighted-average number of shares - diluted	379	383	381	383
The anti-dilutive shares related to stock options and other stock awards excluded from computations of weighted-average number of shares – diluted exclude 2 million for each of the 13 weeks ended August 2, 2025 and August 3, 2024, and 2 million and 3 million for the 26 weeks ended August 2, 2025 and August 3, 2024, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. As of August 2, 2025, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 2, 2025, February 1, 2025, and August 3, 2024, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to August 2, 2025, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of August 2, 2025, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. Additionally, our products, suppliers, customers, methods of distribution, and regulatory environment are similar across our brands. We have determined that each of our operating segments share similar qualitative and economic characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of August 2, 2025. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Gap Inc.’s chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM reviews measures of segment profit or loss by comparing budgeted versus actual and forecasted results for purposes of assessing performance, allocating resources, and making decisions. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets in total.
The following table presents information for segment profit and significant expenses:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$3,725	$3,720	$7,188	$7,108
Cost of goods sold	1,725	1,668	3,279	3,189
Occupancy expenses (1)	464	469	925	939
Operating expenses (2)	1,244	1,290	2,432	2,482
Operating income	$292	$293	$552	$498
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

Note 11. Divestitures
As previously disclosed, on November 7, 2022, we signed agreements to transition our Gap China and Gap Taiwan ("Gap Greater China") operations to a third party, Baozun Inc. ("Baozun"), to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. Recently, the parties reached a decision to not proceed with the transition of Gap's operations in Taiwan. The Gap Taiwan operations will continue to operate as usual.
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
The Company's outstanding obligations under the SCF program were $392 million, $387 million, and $412 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a house of iconic brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We have Company-operated stores in the United States, Canada, Japan, and Taiwan. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and inventory management, which allows us to optimize efficiency and responsiveness in our operations. Most of the products sold under our brand names are designed by us and manufactured by independent sources globally.
OVERVIEW
Financial results for the second quarter of fiscal 2025 are as follows:
•Net sales for the second quarter of fiscal 2025 were flat compared with the second quarter of fiscal 2024.
•Store and franchise sales for the second quarter of fiscal 2025 decreased 1 percent compared with the second quarter of fiscal 2024, and online sales for the second quarter of fiscal 2025 increased 3 percent compared with the second quarter of fiscal 2024.
•Gross profit for the second quarter of fiscal 2025 was $1.54 billion compared with $1.58 billion for the second quarter of fiscal 2024. Gross margin for the second quarter of fiscal 2025 was 41.2 percent compared with 42.6 percent for the second quarter of fiscal 2024.
•Operating income for the second quarter of fiscal 2025 was $292 million compared with $293 million for the second quarter of fiscal 2024.
•The effective income tax rate for the second quarter of fiscal 2025 was 27.0 percent compared with 30.4 percent for the second quarter of fiscal 2024.
•Net income for the second quarter of fiscal 2025 was $216 million compared with $206 million for the second quarter of fiscal 2024.
•Diluted earnings per share was $0.57 for the second quarter of fiscal 2025 compared with $0.54 for the second quarter of fiscal 2024.
•Merchandise inventory as of the second quarter of fiscal 2025 increased 9 percent compared with the second quarter of fiscal 2024.
We remain focused on the following strategic priorities while we continue to transform:
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
Macroeconomic factors, including uncertainty surrounding global geopolitical instability, inflationary pressures, foreign currency fluctuations, and changes in interest rates, duties, tariffs, tax laws, and other restrictions as a result of government fiscal, monetary, trade, and tax policies, continue to create a complex and challenging retail environment. The United States has recently enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from a number of countries. Uncertainty surrounding changes in U.S. trade policy and tariffs is contributing to overall macroeconomic volatility. The Company continues to monitor the expected outcome of the trade policy which has increased the cost of our merchandise and therefore may negatively impact our gross margins in future quarters. The Company also continues to evaluate potential mitigating actions including adjustments to our sourcing, manufacturing, assortments, and pricing.

The macroeconomic environment has had and may continue to have an impact on consumer behavior, and we anticipate continued uncertainty related to the macroeconomic environment during fiscal 2025. We will continue to monitor macroeconomic conditions and evaluate potential mitigating actions. For additional information on risks related to macroeconomic conditions and our supply chain, see the section entitled “Risk Factors—Risks Related to Our Business Operations—Trade matters, including the impact of current or potential tariffs by the United States, may disrupt our supply chain and adversely affect our business, financial condition, and results of operations” in Part II, Item 1A, Risk Factors, of this Form 10-Q, and the section entitled “Risk Factors—Risks Related to Macroeconomic Conditions—Global economic conditions have and could continue to adversely affect our business, financial condition, and results of operations” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025.
RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through our online channel. The calculation of Comp Sales excludes the results of our franchise and licensing business.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Old Navy Global	2%	5%	2%	4%
Gap Global	4%	3%	4%	3%
Banana Republic Global	4%	—%	2%	1%
Athleta Global	(9)%	(4)%	(9)%	—%
The Gap, Inc.	1%	3%	2%	3%

Store count, net openings/closings, and square footage for our stores are as follows:

	February 1, 2025	26 Weeks Ended August 2, 2025	August 2, 2025
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,249	(9)	1,240	19.6
Gap North America	453	—	453	4.8
Gap Asia	122	3	125	1.1
Banana Republic North America	380	(9)	371	3.1
Banana Republic Asia	42	—	42	0.1
Athleta North America	260	(5)	255	1.0
Company-operated stores total	2,506	(20)	2,486	29.7

	February 3, 2024	26 Weeks Ended August 3, 2024	August 3, 2024
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	5	1,248	19.8
Gap North America	472	(12)	460	4.9
Gap Asia	134	(7)	127	1.1
Banana Republic North America	400	(7)	393	3.3
Banana Republic Asia	43	(1)	42	0.2
Athleta North America	270	1	271	1.1
Company-operated stores total	2,562	(21)	2,541	30.4
Outlet and factory stores are reflected in each of the respective brands.
As of August 2, 2025 and August 3, 2024, the Company's franchise partners operated approximately 1,000 franchise stores.

Net Sales
Our net sales increased $5 million during the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024, driven primarily by an increase in Comp Sales, offset by incremental income in the second quarter of fiscal 2024 related to the revenue sharing arrangement from our credit card agreement. Our net sales increased $80 million, or 1 percent, during the first half of fiscal 2025 compared with the first half of fiscal 2024, driven primarily by an increase in online sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Cost of goods sold and occupancy expenses	$2,189	$2,137	$4,204	$4,128
Gross profit	$1,536	$1,583	$2,984	$2,980
Cost of goods sold and occupancy expenses as a percentage of net sales	58.8%	57.4%	58.5%	58.1%
Gross margin	41.2%	42.6%	41.5%	41.9%
Cost of goods sold and occupancy expenses increased 1.4 percentage points as a percentage of net sales in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024.
•Cost of goods sold increased 1.5 percentage points as a percentage of net sales in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024, primarily driven by incremental income during the second quarter of fiscal 2024 related to the revenue sharing arrangement from our credit card agreement. The estimated impact of tariff increases was minimal for the second quarter of fiscal 2025.
•Occupancy expenses decreased 0.1 percentage points as a percentage of net sales in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses.
Cost of goods sold and occupancy expenses increased 0.4 percentage points as a percentage of net sales in the first half of fiscal 2025 compared with the first half of fiscal 2024.
•Cost of goods sold increased 0.7 percentage points as a percentage of net sales in the first half of fiscal 2025 compared with the first half of fiscal 2024, primarily due to higher promotional activity at Athleta.
•Occupancy expenses decreased 0.3 percentage points as a percentage of net sales in the first half of fiscal 2025 compared with the first half of fiscal 2024, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses.
Uncertainty surrounding changes in U.S. trade policy and tariffs is contributing to overall macroeconomic volatility. The Company continues to monitor the expected outcome of the trade policy which will increase cost of goods sold and therefore may negatively impact our gross margins in future quarters.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating expenses	$1,244	$1,290	$2,432	$2,482
Operating expenses as a percentage of net sales	33.4%	34.7%	33.8%	34.9%
Operating margin	7.8%	7.9%	7.7%	7.0%
Operating expenses decreased $46 million, or 1.3 percentage points as a percentage of net sales during the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024, and decreased $50 million, or 1.1 percentage points as a percentage of net sales during the first half of fiscal 2025 compared with the first half of fiscal 2024, primarily due to a decrease in performance-based compensation.
Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Interest expense	$23	$24	$46	$45
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense.
Interest Income

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Interest income	$(27)	$(27)	$(53)	$(51)
Interest income was flat during the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 and increased slightly during the first half of fiscal 2025 compared with the first half of fiscal 2024, primarily due to higher cash balances, partially offset by lower interest rates.
Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Income tax expense	$80	$90	$150	$140
Effective tax rate	27.0%	30.4%	26.8%	27.8%
The decrease in the effective tax rate for the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 is primarily due to prior year increases to certain income tax reserves, as well as changes in the amount and mix of jurisdictional earnings.
The decrease in the effective tax rate for the first half of fiscal 2025 compared with the first half of fiscal 2024 is primarily due to prior year increases to certain income tax reserves and changes in the amount and mix of jurisdictional earnings, partially offset by less favorable impacts of stock-based compensation.
On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA changes existing U.S. income tax law and includes numerous provisions that affect corporations, such as permanently extending certain expiring provisions from the Tax Cuts and Jobs Act, modification of the international tax framework, and restoration of favorable tax treatment for certain business provisions such as bonus depreciation and Section 174 research and experimentation expensing. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others implemented through fiscal 2027.
The Company included the impact of the OBBBA tax legislation in the second quarter of fiscal 2025, the period of enactment, and the impact was not material to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, short-term investments, and our ABL Facility. As of August 2, 2025, we had cash and cash equivalents of $2.19 billion and short-term investments of $238 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of August 2, 2025. See Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $271 million during the first half of fiscal 2025 compared with the first half of fiscal 2024, primarily due to the following:
•a decrease of $156 million related to accrued expenses and other current liabilities primarily due to higher payments for fiscal 2024 performance-based compensation made during the first half of fiscal 2025 as well as a decrease in the current period performance-based compensation; and
•a decrease of $96 million related to merchandise inventory primarily due to timing of receipts and higher inventory cost during the first half of fiscal 2025.
Cash Flows from Investing Activities
Net cash used for investing activities decreased $261 million during the first half of fiscal 2025 compared with the first half of fiscal 2024, primarily due to $260 million fewer net purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities increased $168 million during the first half of fiscal 2025 compared with the first half of fiscal 2024, primarily due to $152 million in repurchases of common stock during the first half of fiscal 2025 compared with no repurchases during the first half of fiscal 2024.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures. We require regular capital expenditures including technology investments as well as building and maintaining our stores and distribution centers. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$308	$579
Less: Purchases of property and equipment	(181)	(182)
Free cash flow	$127	$397
Dividend Policy
In determining whether and at what level to declare a dividend, our Board considers a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.165 per share during the second quarter of fiscal 2025. In August 2025, the Board authorized a dividend of $0.165 per share for the third quarter of fiscal 2025.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.     Risk Factors.
The following risk factor appearing in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025, has been updated.
Risks Related to Our Business Operations
Trade matters, including the impact of current or potential tariffs by the United States, may disrupt our supply chain and adversely affect our business, financial condition, and results of operations.
Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are manufactured or imported, or may be manufactured or imported in the future, may from time to time impose duties, tariffs, or other restrictions on our imports or adversely change existing restrictions.
The United States has recently enacted significant changes to its trade policy and imposed or proposed imposing substantial tariffs on imported goods from a number of countries, which have increased our costs and could significantly impact our future operating margins. Following recent trade announcements and negotiations, unless otherwise exempted or subject to a different rate, all imports into the United States are currently subject to a reciprocal tariff of at least 10 percent, and many of our sourcing countries are currently subject to significantly higher country-specific reciprocal tariffs, including Vietnam (currently 20 percent) and Indonesia (currently 19 percent). Imports to the United States from China are currently subject to an additional 20 percent special tariff while trade negotiations with China continue. The United States has also imposed a 40 percent tariff on goods deemed to have been "transshipped" to avoid applicable reciprocal tariffs.
In fiscal 2024, approximately 27 percent and approximately 19 percent of our merchandise, by dollar value, was purchased from factories in Vietnam and Indonesia, respectively. In fiscal 2024, less than 10 percent of our merchandise, by dollar value, was purchased from factories in China.
There is currently significant uncertainty about the future relationship between the United States and many other countries with respect to tariffs and trade policies. The situation regarding U.S. tariffs and trade policies has been fluid and may continue to change. For example, it is possible that the United States may take additional trade actions with respect to goods deemed to have been "transshipped" or raw materials purchased from other countries, including China, by our suppliers. The risk of future changes may be particularly acute should trade tensions between the United States and other countries worsen, which could result in, among other things, increased tariffs and other trade restrictions, increased product costs, disruptions in the availability of goods, or a breakdown of international supply chains.
Through enterprise risk management, we continue to evaluate the impact of current and potential tariffs on our supply chain, costs, sales, and profitability, as well as our strategies to mitigate negative impacts. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively impacted by these tariffs or other trade actions, or if there is an escalation of tariffs or other trade restrictions, our business, financial condition and results of operations may be adversely affected.
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
There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made for the 13 weeks ended August 2, 2025 by the Company or any affiliated purchaser, as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (May 4 - May 31)	1,122,800	$27.82	1,122,800	$300	million
Month #2 (June 1 - July 5)	1,283,791	$21.64	1,283,791	$272	million
Month #3 (July 6 - August 2)	1,027,900	$21.67	1,027,900	$249	million
Total	3,434,491	$23.67	3,434,491
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
(2)In February 2019, the Board approved a $1 billion share repurchase authorization, which has no expiration date.
Item 5.     Other Information.
During the 13 weeks ended August 2, 2025, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On July 11, 2025, Julie Gruber, Chief Legal and Compliance Officer and Corporate Secretary, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 537,160 shares of Gap Inc. common stock (including 379,788 shares pursuant to unexercised stock options granted from 2016 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on July 10, 2026, or when all shares under the plan are sold.
On June 13, 2025, Mark Breitbard, President and CEO of Gap brand, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 1,251,398 shares of Gap Inc. common stock (including 947,863 shares pursuant to unexercised stock options granted from 2017 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on December 31, 2026, or when all shares under the plan are sold.
On June 12, 2025, Katrina O'Connell, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 442,529 shares of Gap Inc. common stock (including 139,801 shares pursuant to unexercised stock options granted from 2016 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on June 12, 2026, or when all shares under the plan are sold.
On June 6, 2025, Sarah (Sally) Gilligan, Chief Supply Chain and Transformation Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 303,882 shares of Gap Inc. common stock (including 174,595 shares pursuant to unexercised stock options granted from 2016 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on April 1, 2026, or when all shares under the plan are sold.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	1-7562	3.1	August 30, 2024
3.2	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	The Gap, Inc. Senior Executive Severance Plan (effective August 12, 2025)					X
10.2†	2025 Form of Deferred Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan					X
10.3†	Deferral Election Form for Deferred Restricted Stock Units under the 2016 Long-Term Incentive Plan					X
10.4†	2025 Form of Deferred Performance Share Award Agreement under the 2016 Long-Term Incentive Plan					X
10.5†	Deferral Election Form for Deferred Performance Shares under the 2016 Long-Term Incentive Plan					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
_____________________________
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 29, 2025	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 29, 2025	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)