Form 10-Q
period 2025-11-01
GAP INC
filed 2025-11-25
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 18, 2025 was 371,921,740.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•considering the impact of changes in U.S. trade policy and tariffs on the assumptions and estimates used when preparing our financial information;
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
•the impact of higher tariff rates on our gross margins in future quarters;
•continuing to monitor macroeconomic conditions and the impact of the current U.S. trade policy and higher tariff rates;
•evaluating and pursuing mitigating actions;
•the impact of macroeconomic factors on consumer behavior and continued uncertainty related to the macroeconomic environment;
•our ability to supplement near-term liquidity, if necessary, with our ABL Facility (as defined below) or other available market instruments;
•the impact of the seasonality of our operations, in addition to the impact of macroeconomic factors, on certain asset and liability accounts and cash inflows and outflows;
•the ability of our current balances of cash, cash equivalents, and short-term investments, along with our cash flows from operations, our ABL Facility, and other available market instruments to support our future business operations and liquidity requirements;
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

•the risk that our investments in customer, digital, omni-channel, and other strategic initiatives, including beauty, may not deliver the results we anticipate;
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, our Quarterly Reports on Form 10-Q for the fiscal quarters ended May 3, 2025 and August 2, 2025, and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 25, 2025. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
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

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,262	$2,335	$1,969
Short-term investments	255	253	250
Merchandise inventory	2,459	2,067	2,331
Other current assets	664	548	580
Total current assets	5,640	5,203	5,130
Property and equipment, net of accumulated depreciation of $5,060, $4,930, and $4,985	2,517	2,496	2,546
Operating lease assets	3,337	3,240	3,217
Other long-term assets	876	946	960
Total assets	$12,370	$11,885	$11,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,545	$1,488	$1,523
Accrued expenses and other current liabilities	1,067	1,083	1,135
Current portion of operating lease liabilities	629	632	617
Income taxes payable	38	53	50
Total current liabilities	3,279	3,256	3,325
Long-term liabilities:
Long-term debt	1,491	1,490	1,489
Long-term operating lease liabilities	3,396	3,353	3,360
Other long-term liabilities	557	522	544
Total long-term liabilities	5,444	5,365	5,393
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 372, 374, and 377 shares	19	19	19
Additional paid-in capital	81	146	177
Retained earnings	3,499	3,039	2,889
Accumulated other comprehensive income	48	60	50
Total stockholders’ equity	3,647	3,264	3,135
Total liabilities and stockholders’ equity	$12,370	$11,885	$11,853
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$3,942	$3,829	$11,130	$10,937
Cost of goods sold and occupancy expenses	2,272	2,194	6,476	6,322
Gross profit	1,670	1,635	4,654	4,615
Operating expenses	1,336	1,280	3,768	3,762
Operating income	334	355	886	853
Interest expense	23	23	69	68
Interest income	(26)	(29)	(79)	(80)
Income before income taxes	337	361	896	865
Income tax expense	101	87	251	227
Net income	$236	$274	$645	$638
Weighted-average number of shares - basic	372	377	373	376
Weighted-average number of shares - diluted	380	383	382	383
Earnings per share - basic	$0.63	$0.73	$1.73	$1.70
Earnings per share - diluted	$0.62	$0.72	$1.69	$1.67
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net income	$236	$274	$645	$638
Other comprehensive income (loss), net of tax
Foreign currency translation and other, net of tax expense of $—, $—, $1, $—	—	(3)	(5)	—
Change in fair value of derivative financial instruments, net of tax expense of $2, $1, $1, $6	9	5	(1)	11
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $—, $(1), $(1), $(6)	(2)	(3)	(6)	(4)
Other comprehensive income (loss), net of tax	7	(1)	(12)	7
Comprehensive income	$243	$273	$633	$645
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of August 2, 2025	371	$19	$48	$3,325	$41	$3,433
Net income for the 13 weeks ended November 1, 2025				236		236
Other comprehensive income, net of tax					7	7
Issuance of common stock related to stock options and employee stock purchase plans	—	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(10)			(10)
Share-based compensation, net of forfeitures			37			37
Common stock dividends declared and paid ($0.165 per share)				(62)		(62)
Balance as of November 1, 2025	372	$19	$81	$3,499	$48	$3,647

Balance as of August 3, 2024	376	$19	$159	$2,672	$51	$2,901
Net income for the 13 weeks ended November 2, 2024				274		274
Other comprehensive loss, net of tax					(1)	(1)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(15)			(15)
Share-based compensation, net of forfeitures			27			27
Common stock dividends declared and paid ($0.15 per share)				(57)		(57)
Balance as of November 2, 2024	377	$19	$177	$2,889	$50	$3,135

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 1, 2025	374	$19	$146	$3,039	$60	$3,264
Net income for the 39 weeks ended November 1, 2025				645		645
Other comprehensive loss, net of tax					(12)	(12)
Repurchases and retirement of common stock	(7)	—	(152)			(152)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	18			18
Issuance of common stock and withholding tax payments related to vesting of stock units	4	—	(39)			(39)
Share-based compensation, net of forfeitures			108			108
Common stock dividends declared and paid ($0.495 per share)				(185)		(185)
Balance as of November 1, 2025	372	$19	$81	$3,499	$48	$3,647

Balance as of February 3, 2024	372	$19	$113	$2,420	$43	$2,595
Net income for the 39 weeks ended November 2, 2024				638		638
Other comprehensive income, net of tax					7	7
Issuance of common stock related to stock options and employee stock purchase plans	2	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(48)			(48)
Share-based compensation, net of forfeitures			85			85
Common stock dividends declared and paid ($0.45 per share)				(169)		(169)
Balance as of November 2, 2024	377	$19	$177	$2,889	$50	$3,135

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income	$645	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368	371
Share-based compensation	108	85
Non-cash and other items	6	(4)
Deferred income taxes	84	17
Changes in operating assets and liabilities:
Merchandise inventory	(386)	(344)
Other current assets and other long-term assets	(115)	(35)
Accounts payable	23	156
Accrued expenses and other current liabilities	(68)	29
Income taxes payable, net of receivables and other tax-related items	9	50
Other long-term liabilities	(9)	(18)
Operating lease assets and liabilities, net	(58)	(75)
Net cash provided by operating activities	607	870
Cash flows from investing activities:
Purchases of property and equipment	(327)	(330)
Purchases of short-term investments	(213)	(343)
Proceeds from sales and maturities of short-term investments	213	97
Net cash used for investing activities	(327)	(576)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	18	27
Withholding tax payments related to vesting of stock units	(39)	(48)
Repurchases of common stock	(152)	—
Cash dividends paid	(185)	(169)
Other	—	(3)
Net cash used for financing activities	(358)	(193)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	3	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(75)	97
Cash, cash equivalents, and restricted cash at beginning of period	2,365	1,901
Cash, cash equivalents, and restricted cash at end of period	$2,290	$1,998
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$61	$61
Cash paid for income taxes during the period, net of refunds	$173	$173
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of November 1, 2025 and November 2, 2024 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2025 has been derived from our audited financial statements.
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
Restricted Cash
As of November 1, 2025, February 1, 2025, and November 2, 2024, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,262	$2,335	$1,969
Restricted cash included in other long-term assets	28	30	29
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,290	$2,365	$1,998
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
ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to clarify and modernize the accounting for costs related to internal-use software. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied using a prospective, retrospective, or modified transition approach. We are currently assessing the impact this guidance may have on our Consolidated Financial Statements and related disclosures.
Note 2. Revenue
We disaggregate our net sales by channel and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise; the distribution center or store from which the products were shipped; or the region of the franchise or licensing partner.
Net sales disaggregated by channel are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Store and franchise sales	$2,368	$2,289	$6,915	$6,871
Online sales (1)	1,574	1,540	4,215	4,066
Total net sales	$3,942	$3,829	$11,130	$10,937
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended November 1, 2025
U.S. (1)	$2,049	$731	$404	$250	$17	$3,451
Canada	191	95	44	7	—	337
Other regions	13	125	16	—	—	154
Total	$2,253	$951	$464	$257	$17	$3,942

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended November 2, 2024
U.S. (1)	$1,949	$683	$406	$281	$21	$3,340
Canada	190	95	43	9	—	337
Other regions	11	121	20	—	—	152
Total	$2,150	$899	$469	$290	$21	$3,829

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
39 Weeks Ended November 1, 2025
U.S. (1)	$5,853	$1,857	$1,185	$839	$67	$9,801
Canada	488	232	125	24	—	869
Other regions	43	358	57	2	—	460
Total	$6,384	$2,447	$1,367	$865	$67	$11,130

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
39 Weeks Ended November 2, 2024
U.S. (1)	$5,663	$1,775	$1,203	$926	$49	$9,616
Canada	495	238	122	29	—	884
Other regions	31	341	63	2	—	437
Total	$6,189	$2,354	$1,388	$957	$49	$10,937
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement. For the 13 weeks ended November 1, 2025, the opening balance of deferred revenue for these obligations was $248 million, of which $82 million was recognized as revenue during the period. For the 39 weeks ended November 1, 2025, the opening balance of deferred revenue for these obligations was $273 million, of which $157 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $241 million as of November 1, 2025.
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

Note 3. Income Taxes
The effective income tax rate was 30.0 percent for the 13 weeks ended November 1, 2025, compared with 24.1 percent for the 13 weeks ended November 2, 2024. The increase in the effective tax rate is primarily due to the cumulative impact of a change in the Company’s estimated annual effective tax rate and changes in the amount and mix of jurisdictional earnings.
The effective income tax rate was 28.0 percent for the 39 weeks ended November 1, 2025, compared with 26.2 percent for the 39 weeks ended November 2, 2024. The increase in the effective tax rate is primarily due to changes in the amount and mix of jurisdictional earnings and less favorable impacts of stock-based compensation, partially offset by prior year increases to certain income tax reserves.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted in the United States. The Company included the impact of the OBBBA tax legislation in the second quarter of fiscal 2025, the period of enactment, and the impact was not material to the Condensed Consolidated Financial Statements.
Note 4. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	November 1, 2025	February 1, 2025	November 2, 2024
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(9)	(10)	(11)
Total long-term debt	$1,491	$1,490	$1,489
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of November 1, 2025, the aggregate estimated fair value of the Senior Notes was $1.39 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
There were no borrowings under the ABL Facility as of November 1, 2025, February 1, 2025, or November 2, 2024.
We also have the ability to issue letters of credit on our ABL Facility. As of November 1, 2025, we had $46 million in standby letters of credit issued under the ABL Facility.
Note 5. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 39 weeks ended November 1, 2025 or November 2, 2024.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	November 1, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$242	$229	$13	$—
Short-term investments	255	136	119	—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	45	45	—	—
Other assets	3	—	—	3
Total	$565	$410	$152	$3
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$310	$302	$8	$—
Short-term investments	253	132	121	—
Derivative financial instruments	33	—	33	—
Deferred compensation plan assets	36	36	—	—
Other assets	3	—	—	3
Total	$635	$470	$162	$3
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	November 2, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8	$1	$7	$—
Short-term investments	250	130	120	—
Derivative financial instruments	19	—	19	—
Deferred compensation plan assets	38	38	—	—
Other assets	4	—	—	4
Total	$319	$169	$146	$4
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
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
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during the 13 and 39 weeks ended November 1, 2025 or November 2, 2024.

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
There were no material impairment charges recorded for long-lived assets during the 13 and 39 weeks ended November 1, 2025 or November 2, 2024.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets during the 13 and 39 weeks ended November 1, 2025 or November 2, 2024.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Derivatives designated as cash flow hedges	$479	$363	$458
Derivatives not designated as hedging instruments	393	419	427
Total	$872	$782	$885
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	November 1, 2025	February 1, 2025	November 2, 2024
Derivatives designated as cash flow hedges:
Other current assets	$12	$20	$10
Other long-term assets	2	—	1

Derivatives not designated as hedging instruments:
Other current assets	6	13	8
Accrued expenses and other current liabilities	—	—	1

Total derivatives in an asset position	$20	$33	$19
Total derivatives in a liability position	$—	$—	$1
The majority of the unrealized gains and losses from designated cash flow hedges as of November 1, 2025 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of November 1, 2025 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income
	13 Weeks Ended November 1, 2025		13 Weeks Ended November 2, 2024
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,272	$1,336	$2,194	$1,280

Gain recognized in net income
Derivatives designated as cash flow hedges	(2)	—	(4)	—
Derivatives not designated as hedging instruments	—	(10)	—	(4)
Total gain recognized in net income	$(2)	$(10)	$(4)	$(4)

	Location and Amount of (Gain) Loss Recognized in Net Income
	39 Weeks Ended November 1, 2025		39 Weeks Ended November 2, 2024
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$6,476	$3,768	$6,322	$3,762

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(7)	—	(10)	—
Derivatives not designated as hedging instruments	—	10	—	(17)
Total (gain) loss recognized in net income	$(7)	$10	$(10)	$(17)
Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Number of shares repurchased (1)	—	—	7	—
Total cost	$—	$—	$152	$—
Average per share cost including commissions	$—	$—	$21.41	$—
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $249 million remaining as of November 1, 2025. All common stock repurchased is immediately retired.
Note 8. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Weighted-average number of shares - basic	372	377	373	376
Common stock equivalents	8	6	9	7
Weighted-average number of shares - diluted	380	383	382	383
The anti-dilutive shares related to stock options and other stock awards excluded from computations of weighted-average number of shares – diluted exclude 2 million for each of the 13 weeks ended November 1, 2025 and November 2, 2024, and 2 million and 3 million for the 39 weeks ended November 1, 2025 and November 2, 2024, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. As of November 1, 2025, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of November 1, 2025, February 1, 2025, and November 2, 2024, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to November 1, 2025, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of November 1, 2025, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. Additionally, our products, suppliers, customers, methods of distribution, and regulatory environment are similar across our brands. We have determined that each of our operating segments share similar qualitative and economic characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of November 1, 2025. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Gap Inc.’s chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM reviews measures of segment profit or loss by comparing budgeted versus actual and forecasted results for purposes of assessing performance, allocating resources, and making decisions. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets in total.
The following table presents information for segment profit and significant expenses:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$3,942	$3,829	$11,130	$10,937
Cost of goods sold	1,802	1,724	5,081	4,913
Occupancy expenses (1)	470	470	1,395	1,409
Operating expenses (2)	1,336	1,280	3,768	3,762
Operating income	$334	$355	$886	$853
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

Note 11. Divestitures
As previously disclosed, on November 7, 2022, we signed agreements to transition our Gap China and Gap Taiwan ("Gap Greater China") operations to a third party, Baozun Inc. ("Baozun"), to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. On August 27, 2025, the parties reached a decision to not proceed with the transition of Gap's operations in Taiwan. The Gap Taiwan operations will continue to operate as usual.
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
The Company's outstanding obligations under the SCF program were $315 million, $387 million, and $350 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

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
OVERVIEW
Financial results for the third quarter of fiscal 2025 are as follows:
•Net sales for the third quarter of fiscal 2025 increased 3 percent compared with the third quarter of fiscal 2024.
•Store and franchise sales for the third quarter of fiscal 2025 increased 3 percent compared with the third quarter of fiscal 2024, and online sales for the third quarter of fiscal 2025 increased 2 percent compared with the third quarter of fiscal 2024.
•Gross profit for the third quarter of fiscal 2025 was $1.67 billion compared with $1.64 billion for the third quarter of fiscal 2024. Gross margin for the third quarter of fiscal 2025 was 42.4 percent compared with 42.7 percent for the third quarter of fiscal 2024.
•Operating income for the third quarter of fiscal 2025 was $334 million compared with $355 million for the third quarter of fiscal 2024.
•The effective income tax rate for the third quarter of fiscal 2025 was 30.0 percent compared with 24.1 percent for the third quarter of fiscal 2024.
•Net income for the third quarter of fiscal 2025 was $236 million compared with $274 million for the third quarter of fiscal 2024.
•Diluted earnings per share was $0.62 for the third quarter of fiscal 2025 compared with $0.72 for the third quarter of fiscal 2024.
•Merchandise inventory as of the third quarter of fiscal 2025 increased 5 percent compared with the third quarter of fiscal 2024.
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
Macroeconomic factors, including uncertainty surrounding global geopolitical instability, inflationary pressures, foreign currency fluctuations, and changes in interest rates, duties, tariffs, tax laws, and other restrictions as a result of government fiscal, monetary, trade, and tax policies, continue to create a complex and challenging retail environment. The United States has recently enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from a number of countries. The ongoing impact of increased tariff rates and uncertainty surrounding changes in U.S. trade policy are contributing to overall macroeconomic volatility. The higher tariff rates increased cost of goods sold during the third quarter of fiscal 2025 and are expected to impact our gross margins in future quarters. The Company continues to monitor the impact of the current trade policy while we continue to pursue mitigating actions including adjustments to our sourcing, manufacturing, assortments, and pricing.

The macroeconomic environment has had and may continue to have an impact on consumer behavior, and we anticipate continued uncertainty related to the macroeconomic environment during fiscal 2025. We will continue to monitor macroeconomic conditions and evaluate mitigating actions. For additional information on risks related to macroeconomic conditions and our supply chain, see the section entitled “Risk Factors—Risks Related to Our Business Operations—Trade matters, including the impact of current or potential tariffs by the United States, may disrupt our supply chain and adversely affect our business, financial condition, and results of operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and the section entitled “Risk Factors—Risks Related to Macroeconomic Conditions—Global economic conditions have and could continue to adversely affect our business, financial condition, and results of operations” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Old Navy Global	6%	—%	4%	3%
Gap Global	7%	3%	6%	3%
Banana Republic Global	4%	(1)%	3%	—%
Athleta Global	(11)%	5%	(9)%	1%
The Gap, Inc.	5%	1%	3%	2%

Store count, net openings/closings, and square footage for our stores are as follows:

	February 1, 2025	39 Weeks Ended November 1, 2025	November 1, 2025
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,249	(6)	1,243	19.6
Gap North America	453	7	460	4.9
Gap Asia	122	3	125	1.1
Banana Republic North America	380	(9)	371	3.1
Banana Republic Asia	42	—	42	0.1
Athleta North America	260	(4)	256	1.0
Company-operated stores total	2,506	(9)	2,497	29.8

	February 3, 2024	39 Weeks Ended November 2, 2024	November 2, 2024
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	12	1,255	19.9
Gap North America	472	(11)	461	4.9
Gap Asia	134	(9)	125	1.1
Banana Republic North America	400	(7)	393	3.3
Banana Republic Asia	43	(3)	40	0.1
Athleta North America	270	—	270	1.1
Company-operated stores total	2,562	(18)	2,544	30.4
Outlet and factory stores are reflected in each of the respective brands.
As of November 1, 2025 and November 2, 2024, the Company's franchise partners operated approximately 1,000 franchise stores.

Net Sales
Our net sales increased $113 million, or 3 percent, during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, and increased $193 million, or 2 percent, during the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024, driven primarily by an increase in Comp Sales across all brands except for Athleta Global.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Cost of goods sold and occupancy expenses	$2,272	$2,194	$6,476	$6,322
Gross profit	$1,670	$1,635	$4,654	$4,615
Cost of goods sold and occupancy expenses as a percentage of net sales	57.6%	57.3%	58.2%	57.8%
Gross margin	42.4%	42.7%	41.8%	42.2%
Cost of goods sold and occupancy expenses increased 0.3 percentage points as a percentage of net sales in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024.
•Cost of goods sold increased 0.7 percentage points as a percentage of net sales in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, primarily driven by the impact of tariff costs, partially offset by less promotional activity at all brands except Athleta Global.
•Occupancy expenses decreased 0.4 percentage points as a percentage of net sales in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, primarily driven by an increase in Comp Sales without a corresponding increase in occupancy expenses.
Cost of goods sold and occupancy expenses increased 0.4 percentage points as a percentage of net sales in the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024.
•Cost of goods sold increased 0.8 percentage points as a percentage of net sales in the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024, primarily driven by the impact of tariff costs in the third quarter of fiscal 2025, partially offset by less promotional activity at all brands except Athleta Global.
•Occupancy expenses decreased 0.4 percentage points as a percentage of net sales in the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses.
The ongoing impact of increased tariff rates and uncertainty surrounding changes in U.S. trade policy are contributing to overall macroeconomic volatility. The Company continues to monitor the impact of the higher tariff rates which have increased cost of goods sold in the third quarter of fiscal 2025 and are expected to impact our gross margins in future quarters.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating expenses	$1,336	$1,280	$3,768	$3,762
Operating expenses as a percentage of net sales	33.9%	33.4%	33.9%	34.4%
Operating margin	8.5%	9.3%	8.0%	7.8%
Operating expenses increased $56 million, or 0.5 percentage points as a percentage of net sales during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, primarily driven by an increase due to the timing of performance-based compensation and an increase in strategic investments.
Operating expenses increased $6 million, but decreased 0.5 percentage points as a percentage of net sales during the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024, primarily due to an increase in net sales while maintaining overall operating discipline.
Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Interest expense	$23	$23	$69	$68
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense.
Interest Income

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Interest income	$(26)	$(29)	$(79)	$(80)
Interest income decreased $3 million during the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024 primarily due to lower interest rates, partially offset by higher cash balances. Interest income was relatively flat during the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024.
Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Income tax expense	$101	$87	$251	$227
Effective tax rate	30.0%	24.1%	28.0%	26.2%
The increase in the effective tax rate for the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024 is primarily due to the cumulative impact of a change in the Company's estimated annual effective tax rate and changes in the amount and mix of jurisdictional earnings.
The increase in the effective tax rate for the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024 is primarily due to changes in the amount and mix of jurisdictional earnings and less favorable impacts of stock-based compensation, partially offset by prior year increases to certain income tax reserves.
On July 4, 2025, the OBBBA was enacted in the United States. The Company included the impact of the OBBBA tax legislation in the second quarter of fiscal 2025, the period of enactment, and the impact was not material to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include cash and cash equivalents, short-term investments, and our ABL Facility. As of November 1, 2025, we had cash and cash equivalents of $2.26 billion and short-term investments of $255 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of November 1, 2025. See Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $263 million during the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024, primarily due to the following:
•a decrease of $133 million related to accounts payable primarily due to timing of payments for merchandise inventory during the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024; and
•a decrease of $97 million related to accrued expenses and other current liabilities primarily due to higher payments for fiscal 2024 performance-based compensation made during the first three quarters of fiscal 2025 as well as a decrease in current performance-based compensation.
Cash Flows from Investing Activities
Net cash used for investing activities decreased $249 million during the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024, primarily due to $246 million fewer net purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used for financing activities increased $165 million during the first three quarters of fiscal 2025 compared with the first three quarters of fiscal 2024, primarily due to $152 million in repurchases of common stock during the first three quarters of fiscal 2025 compared with no repurchases during the first three quarters of fiscal 2024.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$607	$870
Less: Purchases of property and equipment	(327)	(330)
Free cash flow	$280	$540
Dividend Policy
In determining whether and at what level to declare a dividend, our Board considers a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.165 per share during the third quarter of fiscal 2025. In November 2025, the Board authorized a dividend of $0.165 per share for the fourth quarter of fiscal 2025.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.     Risk Factors.
The following risk factor appearing in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2025, has been updated.
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
The United States has recently enacted significant changes to its trade policy and imposed or proposed imposing substantial tariffs on imported goods from a number of countries, which have increased our cost of goods sold and are expected to impact our gross margins in future quarters. Following recent trade announcements and negotiations, unless otherwise exempted or subject to a different rate, all imports into the United States are currently subject to a reciprocal tariff of at least 10 percent, and many of our sourcing countries are currently subject to significantly higher country-specific reciprocal tariffs, including Vietnam (currently 20 percent) and Indonesia (currently 19 percent). Imports to the United States from China are currently subject to an additional 10 percent special tariff. The United States has also imposed a 40 percent tariff on goods deemed to have been "transshipped" to avoid applicable reciprocal tariffs.
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
There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, other than as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2019, the Board approved a $1.0 billion share repurchase authorization, which has no expiration date. There were no shares repurchased, excluding shares withheld to settle employee tax withholding payments related to the vesting of stock units, during the 13 weeks ended November 1, 2025. The February 2019 repurchase program had $249 million remaining as of November 1, 2025.
Item 5.     Other Information.
During the 13 weeks ended November 1, 2025, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	1-7562	3.1	August 30, 2024
3.2	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	November 25, 2025	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 25, 2025	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)