Form 10-K
period 2026-01-31
GAP INC
filed 2026-03-17
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2026

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
Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2025 was approximately $4 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 10, 2026 was 372,562,512.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2026 (hereinafter referred to as the “2026 Proxy Statement”) are incorporated into Part III.

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
•evolving our product-to-market capabilities to enhance product relevance and speed to market;
•driving relevance and engagement through our marketing and advertising efforts;
•investing in our business and enhancing the customer experience;
•strategically registering our trademarks, domain names, and copyrights;
•aggressively policing our intellectual property and pursuing those who infringe our intellectual property rights;
•our human capital management strategies;
•the impact of compliance with United States and foreign laws, rules, and regulations;
•the impact of tariffs on our gross margins in future quarters and comparability across periods;
•initiatives to optimize inventory levels, increase supply chain efficiency and responsiveness, and develop additional capabilities to analyze customer behavior and demand;
•pursuing selective international expansion through different channels;
•initiatives to enhance our omni-channel shopping experience and further integrate our stores and digital shopping channels;
•strategic initiatives across our business in product design and development, marketing and media, store operations, supply chain and inventory management, and technology including automation, data analytics, and AI;
•expanding into new categories including beauty and accessories and accelerating growth in other product categories where we already compete;
•upgrading our digital and information technology systems;
•continuing to integrate AI and similar technologies across our business;
•increased general and administrative expenses and management time and attention spent complying with sustainability-related requirements and expectations;
•our dividend policy and the payment of our first quarter fiscal 2026 dividend;
•delivering financial and operational rigor, through an optimized cost structure and disciplined execution;
•building our brands to increase relevance, while we elevate our product and customer experience to drive sustainable growth;
•optimizing our platform to drive scale by advancing capabilities that amplify and enable our brands;
•strengthening our culture by developing talent and fostering a high-performance environment;
•continuing to integrate social and environmental sustainability into business practices to support long-term growth;
•growing our core apparel business while pursuing new strategic initiatives;

•increasing customer engagement through our revamped loyalty program;
•advancing technology capabilities throughout our organization;
•uncertainty related to the macroeconomic environment, and monitoring the impact of macroeconomic conditions on consumer behavior and demand;
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
•changes to the estimates and assumptions used to prepare our Consolidated Financial Statements, and monitoring the impact of changes in U.S. trade policies and tariffs on those estimates and assumptions;
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
•continued uncertainty with respect to U.S. trade policies and tariffs, and our ability to recover tariff refunds that may be owed;
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
•the risk that we may be unable to manage our inventory and fulfillment operations effectively;
•the risk of loss or theft of assets, including inventory shortage;
•the risks to our business, including our costs and global supply chain, associated with global sourcing and manufacturing;
•the risk that we fail to manage key executive succession and retention and continue to attract qualified personnel;
•the risk that we or our franchisees may be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;
•the risk that our franchise and licensing businesses are not directly within our control;

•the risk that our efforts to expand internationally may not be successful;
•the risk that our investments in customer, digital, AI, omni-channel, and other strategic initiatives may not deliver the results we anticipate;
•engaging in or seeking to engage in strategic transactions that are subject to various risks and uncertainties;
•the risk of information security breaches or vulnerabilities that may result in increased costs, violations of law, significant legal and financial exposure, and a loss of confidence in our security measures;
•the risk that our efforts to integrate AI into our business operations may not be successful and could result in liability;
•the risk that failures of, or updates or changes to, our digital and information technology systems may disrupt our operations;
•the risk that our technology systems that support our e-commerce platform may not be effective or function properly;
•the risks to our business and operations from natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events;
•reductions in income and cash flow from our credit card programs;
•the risk of foreign currency exchange rate fluctuations;
•the risk that our comparable sales and margins may experience fluctuations or that we may fail to meet financial market expectations;
•the risk that the seasonality of our operations and the impact of macroeconomic factors may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent periods;
•the risk that our indebtedness may impact our ability to operate and expand our business;
•the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets;
•evolving regulations and expectations with respect to sustainability matters, and increased scrutiny of diversity initiatives;
•the adverse impacts of climate change on our business;
•our failure to comply with applicable laws and regulations and changes in the regulatory and administrative landscape;
•the risk that our vendors fail to adhere to our Code of Vendor Conduct and applicable local laws;
•the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims;
•the risk that the assumptions and estimates used when preparing the Consolidated Financial Statements, including estimates and assumptions regarding inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets, are inaccurate or may change;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 17, 2026, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

THE GAP, INC.
2025 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the "Company," "we," and "our") is a house of iconic American brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. As of January 31, 2026, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We also have licensing agreements with licensees to sell products using our brand names.
In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and information technology, which allows us to optimize efficiency and responsiveness in our operations.
Old Navy.  Old Navy is a North American value apparel brand that makes on-trend fashion accessible to everyone. The brand offers playful style with a combination of on-trend product, consistent quality, and great value. Old Navy opened its first store in 1994 in Colma, California and since then has expanded to more than 1,200 Company-operated stores including outlet locations, online, and additional franchise retail locations around the world.
Gap.  Gap is a globally recognized icon of casual American style. Founded in San Francisco in 1969, Gap champions originality by creating loved essentials and delivering culturally-relevant experiences that celebrate individuality. Gap is an apparel and accessories brand that also offers GapKids, babyGap, Gap Maternity, GapBody, and GapFit collections, as well as limited-edition collections with GapStudio and with partner brands. The brand also serves value-conscious customers with exclusively designed collections for Gap Outlet and Gap Factory Stores. Gap is our namesake brand and connects with customers online and in Company-operated stores, as well as franchise retail locations globally.
Banana Republic.  Banana Republic is a storyteller's brand, outfitting the modern explorer with high-quality, expertly crafted collections and experiences to inspire and enrich their journeys. Founded in 1978 and acquired by Gap Inc. in 1983, the brand connects with customers online and in Company-operated Banana Republic and Banana Republic Factory stores, as well as franchise retail locations globally.
Athleta.  Athleta is a premium performance lifestyle brand with a mission to inspire women and girls to build confidence, strength, and belonging through movement – igniting the Power of She. Founded in 1998 and acquired by Gap Inc. in 2008, Athleta is certified as a benefit corporation ("B Corp") that bridges product innovation with style for women and girls. Athleta products are available at Company-operated stores across the U.S. and Canada, franchise retail locations globally, and online.
We ended fiscal 2025 with 2,474 Company-operated stores and approximately 1,000 franchise store locations. For more information on the number of stores by brand and region, see the table included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. In the first quarter of fiscal 2026, we rebranded our integrated loyalty program across the U.S. as Encore, which is designed to deepen customer engagement with our brands. We are focused on increasing the lifetime value of our loyalty members through greater personalization, including leveraging first-party data to deliver targeted content, offers, and experiences. Although each brand expression has a different look and feel, customers can earn and redeem rewards across all of our brands. All of our brands also issue and redeem gift cards.
Product Development
We design, develop, market, and sell a wide range of apparel, accessories, and personal care products reflecting a mix of basics and fashion items based on widely accepted fashion trends, striving to bring product to market quickly and provide unrivaled value to customers. We are committed to pursuing technology and product innovation that supports our sustainability efforts while also delivering great quality products to our customers. We are evolving our product-to-market capabilities through greater digital enablement and the use of customer and market insights to enhance product relevance and speed to market. Our product teams research, test, and iterate each season to deliver the latest styles in fabrics and silhouettes that are made to last while remaining conscious of the types of materials being sourced and the suppliers they work with. We also leverage feedback and purchasing data from our customer database to guide our product and merchandising decision making. For additional information on risks related to product development, see the section entitled “Risk Factors—Risks Related to Competition, Brand Relevance, and Brand Execution—We must successfully gauge apparel trends and changing consumer preferences to succeed” in Item 1A, Risk Factors, of this Form 10-K.
Marketing and Advertising
We use a variety of marketing and advertising mediums to drive brand health, customer acquisition, and engagement. We leverage our customer database and respond to shopping behaviors and needs with personalized content across email, site, and digital media to drive relevance and urgency. Our diversified media mix spans traditional to digital to social media. We support our marketing efforts through partnerships to build engagement and relevance. We focus on productivity of demand generation investments to drive increased effectiveness. For additional information on risks related to our marketing efforts, see the section entitled “Risk Factors—Risks Related to Competition, Brand Relevance, and Brand Execution—We must successfully implement our marketing efforts” in Item 1A, Risk Factors, of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from approximately 200 vendors. Our vendors have factories in about 30 countries. Our two largest vendors accounted for approximately 9 percent and 8 percent of the dollar amount of our total fiscal 2025 purchases. Substantially all of our merchandise purchases during fiscal 2025, by dollar value, were from factories outside North America. Approximately 27 percent of our fiscal 2025 purchases, by dollar value, were from factories in Vietnam. Approximately 21 percent of our fiscal 2025 purchases, by dollar value, were from factories in Indonesia. Product cost increases or events causing disruption of imports from Vietnam, Indonesia, or other foreign countries, including the imposition of additional import restrictions, tariffs, or taxes, or vendors temporarily closing or potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. For example, higher tariff rates imposed by the United States increased cost of goods sold during fiscal 2025. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. For additional information on risks related to our merchandise vendors, see the below sections in Item 1A, Risk Factors, of this Form 10-K.
•“Risks Related to Macroeconomic Conditions—Trade matters, including the imposition of tariffs by the United States, have had, and could continue to have, an adverse effect on our business,”
•"Risks Related to Our Business and Operations—Our business is subject to risks associated with global sourcing and manufacturing,"
•“Risks Related to Our Business and Operations—Our business could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events,”
•"Financial Risks—Our business is exposed to the risks of foreign currency exchange rate fluctuations and our hedging strategies may not be effective in mitigating those risks," and
•"Legal, Regulatory, and Compliance Risks—Our vendors' failure to adhere to our Code of Vendor Conduct could harm our business."
Seasonal Business and other Macroeconomic Conditions
Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. Additionally, other macroeconomic conditions such as uncertainty surrounding global geopolitical instability, inflationary pressures, foreign currency fluctuations, and changes in interest rates, duties, tariffs, tax laws, and other restrictions as a result of government fiscal, monetary, trade, and tax policies, have had and may continue to have an impact on customer behavior that could result in temporary changes in the seasonality of our business. For additional information on risks related to macroeconomic conditions, see the section entitled “Risk Factors—Risks Related to Macroeconomic Conditions—Our business is impacted by global economic conditions and the related impact on consumer spending” in Item 1A, Risk Factors, of this Form 10-K.
Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. Virtually all aspects of brand development, from product design and distribution to marketing, merchandising, and shopping environments, are controlled by Gap Inc. employees. We continue to invest in our business and enhance the customer experience through ongoing supply chain, digital, marketing, and omni-channel initiatives, which include artificial intelligence ("AI") tools designed to create a seamless and personalized environment and our fashion and entertainment platform focused on enhancing brand engagement. For additional information on risks related to building our brands, see the section entitled “Risk Factors—Risks Related to Strategic Initiatives and Investments—Our investments in customer, digital, AI, omni-channel, and other strategic initiatives may not deliver the results we anticipate” in Item 1A, Risk Factors, of this Form 10-K.

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
Franchise and Licensing
We have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta in about 35 countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We also have licensing agreements with licensees to sell products using our brand names. For additional information on risks related to our franchise and licensing business, see the below sections in Item 1A, Risk Factors, of this Form 10-K.
•“Risks Related to Strategic Initiatives and Investments—Our franchise and licensing businesses are subject to certain risks not directly within our control,” and
•“Risks Related to Strategic Initiatives and Investments—Our efforts to expand internationally may not be successful.”
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
•“Risks Related to Competition, Brand Relevance, and Brand Execution—We must successfully gauge apparel trends and changing consumer preferences to succeed,"
•"Risks Related to Our Business and Operations—We must effectively manage our inventory and fulfillment operations,"
•"Risks Related to Our Business and Operations—We must protect our inventory from loss and theft," and
•"Risks Related to Our Business and Operations—Our business could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events"
Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. For additional information on risks related to competition, see the section entitled “Risk Factors—“Risks Related to Competition, Brand Relevance, and Brand Execution—Our business is highly competitive” in Item 1A, Risk Factors, of this Form 10-K.

Human Capital
As of January 31, 2026, we had a global workforce of approximately 79,000 employees. We also hire seasonal employees, primarily during the peak holiday selling season. As of January 31, 2026, approximately 84 percent of employees worked in retail locations, approximately 8 percent of employees worked in distribution centers, and approximately 8 percent of employees worked in headquarters locations. In addition, as of that date, approximately 82 percent of employees were located in the U.S. and approximately 18 percent of employees were located outside of the U.S., with a majority of those non-U.S. based employees located in Canada and Japan.
The talent and capabilities of our people are essential to our business strategy and execution. As such, we have implemented strategies to attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, technology, and other functions, as well as in our stores and distribution centers. These strategies are designed to develop our talent; create a culture of inclusion and belonging for our employees; ensure fair and competitive pay; engage and solicit feedback from employees; and support employee health, well-being, and safety.
Talent Development. We provide resources, experiences, and support to expand our employees’ skills and shape their careers. Our Let's Grow career development framework is designed to fuel career growth and empower our employees to thrive. This framework is built around three key pillars - Let's Grow Ourselves, Let's Grow Our Teams, and Let's Grow Each Other - which are focused on developing great employees, managers, and mentors. Each pillar has a set of curated self-learning courses that employees are invited to leverage. Throughout the year, we host Career Spotlights to celebrate our leaders' career journeys and provide insights, inspiration, and practical advice to our employees. All full-time U.S. and Canadian employees who have completed one year of employment also qualify for an annual tuition reimbursement benefit.
Inclusion and Belonging. We believe it is important to foster a workplace where our employees feel valued, respected, and equipped to reach their full potential; have a strong sense of belonging and connection to our company; and are able to bring their authentic selves to work. As such, we aim to promote a culture of inclusion and belonging for our employees and develop leaders who can express, model, and promote inclusive behaviors. We also offer opportunities for our employees to celebrate culture throughout the year through heritage month events and our Employee Resource Groups.
Pay Equity. We are committed to ensuring pay equity within our company. We continue to conduct annual internal pay equity reviews to help ensure that our pay practices are fair and competitive.
Engagement and Feedback. We engage regularly with employees through various means including internal communications and education about business initiatives, along with regular town hall meetings with management across our business and brands. We value receiving feedback and use opinion surveys to understand what is important to our employees. Survey results are evaluated and shared with employees and used to inform ongoing programs and strategies, identify opportunities to enhance the employee experience, and guide management focus and attention.
Health, Well-being, and Safety. We prioritize our employees' health, well-being, and safety and provide an array of benefits to help our employees be at their best to optimize their professional and personal lives. We offer a comprehensive and competitive benefits package for our full-time non-seasonal employees which are tailored to the geographies where we operate. Part-time and seasonal employees have access to many of the same resources. Our store and distribution center employees are trained on safe work practices and learn procedural knowledge through on-the-job training programs that are aligned to industry and occupational health and safety standards. Dedicated teams analyze risks and collaborate with operational leaders to understand and adjust business practices to align with emerging trends. Annually, our Internal Audit team gauges procedural compliance at our stores and distribution centers.

Human Capital Management Oversight. Our Board of Directors (the "Board") through its Compensation and Management Development Committee oversees human capital management issues. The Compensation and Management Development Committee has formal oversight over the Company's policies and strategies relating to its human capital management function, including policies, processes, and strategies relating to employee recruitment, retention, appraisal, and development; talent management; workplace culture and employee engagement; workforce inclusion and belonging, and any risks or goals related thereto; and the Company's general approach to broad-based compensation, benefits, workplace, and employment practices, as outlined in its charter. The Compensation and Management Development Committee receives reports on talent management, succession planning, and inclusion and belonging, and periodically engages on compensation program design for employees at all levels.
For additional information on risks related to our human capital management, see the section entitled “Risk Factors—Risks Related to Our Business and Operations—We must effectively manage key executive succession and retention and continue to attract qualified personnel” in Item 1A, Risk Factors, of this Form 10-K.
Government Regulation
As a company with global operations, we are subject to the laws of the United States and the multiple foreign jurisdictions in which we operate and the rules, reporting obligations, and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules, reporting obligations, and regulations, which can change, could result in significant costs but has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods. For additional information on risks related to regulation, see the section entitled “Risk Factors—Legal, Regulatory, and Compliance Risks—We must comply with applicable laws and regulations and manage changes in the regulatory and administrative landscape” in Item 1A, Risk Factors, of this Form 10-K.
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
Sustainability
Information about our sustainability efforts is available on our website (www.gapinc.com) under "Impact, ESG Resources" which provides information on our public commitments, policies, social and environmental programs, sustainability strategy, and sustainability data. Our annual Impact Report is also available on our website.
For additional information on risks related to our sustainability efforts, see the section entitled “Risks Related to Sustainability and Climate Change” in Item 1A, Risk Factors, of this Form 10-K.

Information about our Executive Officers
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Horacio Barbeito, 55, President and Chief Executive Officer, Old Navy effective August 2022; President and CEO, Walmart Canada from November 2019 to July 2022; President and CEO, Walmart Argentina and Chile from February 2015 to November 2019; and President and CEO, Walmart Argentina from February 2012 to February 2015.
Mark Breitbard, 58, President and Chief Executive Officer, Gap brand effective September 2020; President and Chief Executive Officer, Specialty Brands from March 2020 to September 2020; President and Chief Executive Officer, Banana Republic from May 2017 to March 2020; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; and Executive Vice President, GapKids and babyGap from 2010 to 2011.
Eric Chan, 49, Executive Vice President, Chief Business and Strategy Officer effective January 2024; Chief Financial Officer, LA Clippers from August 2018 to December 2023; Chief Operating Officer, Bouqs Company from February 2017 to August 2018; and Chief Financial Officer, Loot Crate from October 2015 to February 2017.
Richard Dickson, 57, President and Chief Executive Officer, Gap Inc. effective August 2023; President and Chief Operating Officer, Mattel, Inc. from 2015 to 2023; Chief Brands Officer, Mattel, Inc. from 2014 to 2015; and President and Chief Executive Officer, Branded Businesses of The Jones Group (now Premier Brands Group Holdings), which owned a portfolio of premier apparel, footwear, and accessories brands, from 2010 to 2014.
Sally Gilligan, 53, Executive Vice President, Chief Supply Chain and Transformation Officer effective January 2024; Chief Supply Chain, Strategy and Transformation Officer from March 2023 to January 2024; Chief Growth Transformation Officer from April 2021 to March 2023; Chief Information Officer & Head of Strategy from April 2018 to March 2021; and Senior Vice President, Product Operations and Supply Chain from 2015 to April 2018.
Julie Gruber, 60, Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary effective May 2021; Executive Vice President, Chief Legal, Compliance and Sustainability Officer, and Corporate Secretary from March 2020 to May 2021; and Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer from February 2016 to March 2020. Ms. Gruber previously held various senior roles within the Company's Legal department.
Katrina O'Connell, 56, Executive Vice President, Chief Financial Officer effective March 2020; Chief Financial Officer and Senior Vice President of Strategy & Innovation, Old Navy from January 2017 to March 2020; and Chief Financial Officer and Senior Vice President of Strategy, Banana Republic from March 2015 to January 2017. Ms. O'Connell previously held various roles at the Company focused on both financial budgeting and forecasting for the Company's portfolio of brands, as well as roles in Supply Chain, IT, Treasury and Investor Relations.
Amy Thompson, 50, Executive Vice President, Chief People Officer effective January 2024; Chief People Officer, Mattel, Inc. from 2017 to 2023; and Chief People Officer, TOMS Shoes from 2012 to 2017. Ms. Thompson previously held several executive and leadership roles at Starbucks Corporation from 2006 to 2012.

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
Risks Related to Macroeconomic Conditions
Our business is impacted by global economic conditions and the related impact on consumer spending.
Our business is affected by global economic conditions and the related impact on consumer spending worldwide. Global economic conditions have impacted, and could continue to impact, our business. Some of the factors that may influence consumer spending patterns include higher unemployment levels; extreme weather conditions and natural disasters; higher consumer debt levels; inflationary pressures; recession or fear of recession; global geopolitical instability (including ongoing conflicts between Russia and Ukraine as well as the United States, Israel, and Iran); reductions in net worth based on market declines and uncertainty; home foreclosures and reductions in home values; fluctuating interest and foreign currency exchange rates and credit availability; government austerity measures; changes and uncertainties related to government fiscal, monetary, trade, and tax policies including changes in interest rates, duties, tariffs, tax laws, and other restrictions; fluctuating fuel and other energy costs; fluctuating commodity prices; pandemics and other health crises; and reduced consumer confidence and general uncertainty regarding the overall future economic environment. Historically, consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty.
Deteriorating economic conditions or geopolitical instability in any of the regions in which we or our franchisees sell our products could reduce consumer confidence and negatively impact consumer spending and thereby could adversely affect our business. In challenging and uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition, and results of operations, or on the price of our common stock.
Trade matters, including the imposition of tariffs by the United States, have had, and could continue to have, an adverse effect on our business.
Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are manufactured or imported, or may be manufactured or imported in the future, may from time to time impose duties, tariffs, or other restrictions on our imports or adversely change existing restrictions.
For example, during fiscal 2025, the United States enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from most countries, which increased cost of goods sold during fiscal 2025. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Subsequently, new tariffs were imposed on a temporary basis pursuant to alternative statutory authority.
There is currently significant uncertainty about the future relationship between the United States and many other countries with respect to tariffs and trade policies, as well as the ability to recover any tariff refunds that may be owed. The situation regarding U.S. tariffs and trade policies has been fluid and continues to change. The risk of future changes may be particularly acute should trade tensions between the United States and other countries worsen, which could result in, among other things, increased tariffs and other trade restrictions, increased product costs, disruptions in the availability of goods, or a breakdown of international supply chains.
We continue to evaluate the impact of current and potential tariffs on our supply chain, costs, sales, and profitability, as well as our strategies to mitigate negative impacts. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively impacted by these tariffs or other trade actions, or if there is an escalation of tariffs or other trade restrictions, our business, financial condition, and results of operations could be adversely affected.
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
•adapting to changes in technology, including the successful utilization of data science and AI; and
•improving the effectiveness and efficiency of our processes in order to deliver cost savings to fund growth.
If we or our franchisees are not able to respond effectively to competitive pressures, changes in retail markets, or customer expectations in the United States or internationally, our business, financial condition, and results of operations would be adversely affected.
We must successfully gauge apparel trends and changing consumer preferences to succeed.
Our success is largely dependent upon our ability to gauge and anticipate the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. In addition, we have experienced, and could continue to experience, prolonged delays in receiving inventory due to transportation shortages, factory closures, labor shortages, port congestion, and other supply chain disruptions. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, or fail to execute trends and deliver products to the market as timely as our competitors, our sales will be adversely affected and we will need to mark down excess inventory. Any of these risks could adversely affect our business, financial condition, and results of operations.
We must maintain our reputation and brand image.
Our brands have wide recognition, and the success of our business depends in large part on our ability, and the ability of our franchisees and licensees, to maintain, enhance, and protect our brand image and reputation and our customers’ connection to our brands. We must also adapt to a rapidly changing media environment, including our increasing reliance on social media and digital advertising campaigns and pursuing efforts to further personalize our marketing. Even if we, or our franchisees or licensees, react appropriately to negative posts or comments about us or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Customer sentiment could also be shaped by our partnerships with athletes, performers, influencers, and other celebrities, as well as our sustainability policies and related sourcing and operational decisions. Our, or our franchisees' or licensees', failure to maintain, enhance, and protect our brand image could adversely affect our business, financial condition, and results of operations.
We must successfully implement our marketing efforts.
Customer transactions and demand for our merchandise are influenced by our marketing efforts. We use various marketing channels to drive customer awareness and consideration of and interest in shopping our brands with the aim of increasing sales, and we are increasingly using digital advertising and pursuing efforts to further personalize our marketing to drive sales and traffic to our e-commerce platform. Some of our competitors may spend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. In addition, we may not be able to effectively develop or implement digital advertising strategies for rapidly evolving social media and other digital channels. Partnerships with athletes, performers, influencers, and other celebrities may expose us to reputational or other risks. We have experienced fluctuations in our customers’ response to our marketing efforts. If we fail to successfully implement our marketing efforts, if our marketing efforts are not successful in driving expected increases in sales, or if our competitors’ marketing programs are more effective than ours, our sales will be adversely affected, which would adversely affect our business, financial condition, and results of operations.
Risks Related to Our Business and Operations
We must effectively manage our inventory and fulfillment operations.
Fluctuations in the global apparel retail markets impact the levels of inventory maintained by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the applicable selling season and frequently before apparel trends are confirmed by customer purchases. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. In the past, we have taken significant impairment charges on delayed or unproductive inventory, and we may be required to take similar impairment charges in the future. Conversely, if we underestimate or are unable to satisfy consumer demand for our products, we may experience inventory shortages, delayed shipments to customers, and negative impacts on consumer relationships and brand loyalty. In addition, we have experienced, and could continue to experience, prolonged delays in receiving inventory due to transportation shortages, factory closures, labor shortages, port congestion, and other supply chain disruptions. Any of these risks could adversely affect our business, financial condition, and results of operations.
We continue to invest in strategic initiatives to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including digital product creation, vendor fabric platforming, product testing, and in-season response to demand. We are also developing additional capabilities to analyze customer behavior and demand, which we believe will allow us to better localize assortments and improve store-level allocations to further tailor our assortments to customer needs and increase sell-through. These capabilities involve changes to our inventory management systems and processes. If we are unable to implement these initiatives and integrate these additional capabilities successfully, we may not realize the return on our investments that we anticipate.
We must also maintain efficient and uninterrupted order-taking on our e-commerce platform and fulfillment operations in our distribution centers to timely and effectively deliver merchandise to our stores and e-commerce customers. Industries that are seasonal, like ours, face a higher risk of harm from operational disruptions during peak sales seasons. Any disruption to our order-taking and fulfillment operations could adversely affect our business, financial condition, and results of operations.
We must protect our inventory from loss and theft.
Risk of loss or theft of assets, including inventory shortage, is inherent in the retail business. Loss may be caused by error or misconduct of employees, customers, vendors, or other third parties including through organized retail crime and professional theft, which may be further impacted by macroeconomic factors, including the enforcement environment. In addition, retail theft may impact guest perceptions regarding the safety of our stores. Our inability to effectively prevent or minimize the loss or theft of assets, or to accurately predict and accrue for the impact of those losses, could adversely affect our business, financial condition, and results of operations.
Our business is subject to risks associated with global sourcing and manufacturing.
Independent vendors manufacture almost all of our products outside of our principal sales markets. As a result, we are directly impacted by increases in the cost of those products, including costs to transport those products to our principal sales markets.
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
A large portion of our global sourcing comes from a few specific countries. For example, in fiscal 2025, approximately 27 percent and approximately 21 percent of our merchandise, by dollar value, was purchased from factories in Vietnam and Indonesia, respectively. In the past, we have experienced production delays and added costs in these countries. Any future production delays or added costs in these countries could adversely affect our business, financial condition, and results of operations.
Because almost all of our products are manufactured outside of our principal sales markets, third parties must transport our products over large geographic distances. We may experience increases in transportation costs or delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, port and infrastructure congestion, pandemics and public health crises, social unrest, changes in local economic conditions, geopolitical instability, extreme weather conditions or natural disasters, transitioning between vendors, or other unforeseen events. Operating or manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could impact our gross margins. The cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products including due to inflationary pressures, geopolitical instability (including ongoing conflicts between Russia and Ukraine as well as the United States, Israel, and Iran), or regulation of energy inputs and greenhouse gas emissions could also impact our gross margins.

If our vendors, or any raw material suppliers on which our vendors rely, suffer prolonged manufacturing or transportation disruptions, our ability to source product could be adversely impacted, which would adversely affect our business, financial condition, and results of operations.
We must effectively manage key executive succession and retention and continue to attract qualified personnel.
The loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could adversely affect our business. We made significant changes to our executive leadership team in recent years and are currently searching for a new brand president for Banana Republic. The failure to successfully transition and assimilate key employees, the effectiveness of our leaders, and any further transitions could adversely affect our business, financial condition, and results of operations.
Our business and future success also depends on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, executing strategic initiatives may require us to hire and develop employees with appropriate and specialized experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high. Furthermore, we have experienced a shortage of labor for field and distribution center positions, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel for these and other positions in the future. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates and competitive wage pressures, minimum wage legislation, and overtime and paid leave regulations. Failing to offer competitive wages or benefits, or to manage our workforce effectively, could adversely affect our ability to attract or retain appropriate talent sufficient to meet the needs of our business. Moreover, shifts in U.S. immigration policy could negatively impact our ability to attract, hire, and retain skilled employees who are from outside the United States.
In addition, there has been an increase in workers exercising their right to form or join a union, both generally and in the retail industry, and the U.S. National Labor Relations Board (NLRB) has issued decisions making it easier for employees to organize. Although none of our U.S. and Canadian employees are currently covered by collective bargaining agreements, we have experienced union organizing activity from time to time, and there can be no assurance that our employees will not elect to be represented by labor unions in the future. If a significant portion of our workforce were to become unionized, our culture and operating model could change and our labor costs could increase. Our responses to any union organizing efforts could also impact how our Company and brands are perceived by customers and employees.
If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, we may not achieve our objectives, and our business, financial condition, and results of operations could be adversely affected.
The global market for real estate is competitive.
Our ability to effectively obtain real estate to open new stores, distribution centers, and corporate offices nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification or termination of an existing store lease. Failure to secure adequate new locations, successfully modify or exit existing locations, or effectively manage the profitability of our existing fleet of stores, could adversely affect our business, financial condition, and results of operations.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to enter into leases, exercise lease options, or renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, and could adversely affect our business, financial condition, and results of operations.

Our business could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
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
In particular, these types of events could impact our supply chain from or to the impacted regions and could impact our ability or the ability of our franchisees and other third-party partners to operate stores or websites. These types of events could also negatively impact consumer spending in the impacted regions or globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our business, financial condition, and results of operations could be adversely affected.
Risks Related to Strategic Initiatives and Investments
Our franchise and licensing businesses are subject to certain risks not directly within our control.
We have entered into franchise agreements to operate stores and websites in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We have also entered into licensing agreements with third parties to sell products using our brand names.
The effect of these arrangements on our business depends upon various factors, including the demand for our products in international markets, the demand for new product categories, and our ability to successfully identify appropriate third parties to act as franchisees, licensees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as franchisee and licensee financial stability and the ability of these third parties to meet their projections regarding store locations, store openings, and sales. If sales of our products by our franchisees or licensees are not successful, we may not achieve the results we anticipate, and our business, financial condition, and results of operations could be adversely affected.
Other risks that may affect our franchisees and licensees include general economic conditions in specific countries or markets, foreign exchange rates, changes in diplomatic and trade relationships, restrictions on the transfer of funds, and geopolitical instability. The value of our brands could be impaired to the extent that our franchisees and licensees do not operate their stores or websites or sell our branded products in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee or licensee, could also adversely affect our business, financial condition, results of operations and reputation.
Our efforts to expand internationally may not be successful.
We continue to pursue selective international expansion in a number of countries around the world through several channels. This includes our franchisees opening additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major established competitors. In addition, in many of these locations, real estate, employment and labor, transportation and logistics, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in these locations and, as a result, the sales of our products may not be successful, or we may not achieve the results we anticipate. If our international expansion plans are unsuccessful or do not deliver the results we anticipate, our business, financial condition, and results of operations could be adversely affected.

Our investments in customer, digital, AI, omni-channel, and other strategic initiatives may not deliver the results we anticipate.
One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives may involve significant investments in information technology systems, data science and AI initiatives, and significant operational changes. Our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives.
We have made and will continue to make investments in other strategic initiatives across our business. These initiatives involve, among others, significant investments in product design and development; marketing and media; store operations; supply chain and inventory management; and technology including automation, data analytics, and AI. In addition, we have and may continue to pursue initiatives to simplify and increase efficiencies across our business. These initiatives are subject to many estimates and assumptions, and we cannot guarantee that we will realize any or all of the intended returns, benefits, efficiencies, or cost savings from these initiatives to the extent or on the timelines expected.
Our strategic initiatives include expanding into new product categories and accelerating growth in other product categories where we already compete. In 2025, we announced our strategic expansion into beauty and accessories. We also continue to focus on other high-potential categories, including active and denim. We compete with other retailers in these categories, some of which are larger and more established than we are, and competition is intense. There can be no assurance that our expansion in any new product categories will be successful or that we will successfully accelerate growth in other product categories where we already compete.
If the implementation of our customer, digital, omni-channel, and other strategic initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our business, financial condition, and results of operations could be adversely affected.
We may engage in or seek to engage in strategic transactions, such as acquisitions, partnerships, divestitures, and other dispositions, that are subject to various risks and uncertainties.
We may engage in or seek to engage in strategic transactions, such as acquisitions, partnerships, divestitures, or other dispositions. For example, in recent years, we transferred our Europe, Mexico, and China businesses to a partnership model.
We may not be able to complete strategic transactions on anticipated terms or time frames or at all, and such transactions may not generate any or all of the expected strategic, financial, operational, or other benefits if and when completed. In addition, these transactions may be complex, and unanticipated developments or changes, including changes in law, the macroeconomic environment, market conditions, the retail industry, or political conditions may affect our ability to complete such transactions. In addition, the process of completing these transactions may be time-consuming and involve considerable costs and expenses, which may be significantly higher than anticipated and may not yield a benefit if the transactions are not completed successfully. Executing these transactions may require significant time and attention from our senior management and employees, which could disrupt our ongoing business. We may also experience increased difficulties in attracting, retaining, and motivating employees and/or attracting and retaining customers during the pendency or following the completion of any of these transactions. Any of these risks could adversely affect our business, financial condition, and results of operations.
Risks Related to Information Security and Technology
We are subject to data and security risks, which could adversely affect our operations and consumer confidence in our security measures or result in liability.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. The secure operation of our networks and systems, and those of our business partners, suppliers, and third-party service providers, including those on which this type of information is stored, processed, and maintained is critical to our business operations. These networks and systems are subject to an increasing threat of continually evolving data and security risks.
Security breaches and vulnerabilities impacting our systems and those of our business partners and third-party service providers could cause harm to our systems or compromise data stored on our networks or those of our business partners and third-party service providers, and could expose us to remedial, legal, and other costs which could be material. The retail industry, in particular, has been the target of cyberattacks. Our efforts to take appropriate measures to safeguard our information security and privacy environment from security breaches and vulnerabilities, and to train our employees to identify security threats as part of our security efforts, vary in maturity across our business. The constantly changing nature of the cyber threats landscape means that we are not able to anticipate or prevent all types of cyberattacks, and our logging processes may not be sufficient to fully investigate a cyberattack. Additionally, as cybercriminals become more sophisticated, the cost of proactive defensive measures continues to increase. Like our peers, we have been targeted by cyberattacks, which in some cases have been successful.
Actual or anticipated cyberattacks and vulnerabilities may disrupt or impair our operations, and may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in technological capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transactions and other data being more easily breached or compromised. Measures we implement to protect against cyberattacks and address vulnerabilities may also have the potential to impact our customers’ shopping experience or decrease activity on our e-commerce platform by making it more difficult to use or requiring website downtime. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.
The global regulatory environment surrounding data privacy and cybersecurity is increasingly demanding, and we are required to comply with new and constantly evolving laws, such as various state-level privacy laws in the United States and international laws such as the General Data Protection Regulation in the European Union and United Kingdom, which give consumers the right to control how their personal information is collected, used, shared, and retained. Our failure to comply with these and other data privacy laws or to secure personal or confidential information could result in significant legal and financial exposure, and a loss of consumer confidence in our security measures. Any of these risks could adversely affect our business, financial condition, results of operations, and reputation.
Our efforts to integrate AI into our business operations may not be successful and could result in liability.
We continue to integrate AI and similar technologies across our business, which presents risks, challenges, and ethical issues that could impact our operations and result in liability. AI algorithms or training methodologies may have flaws, and AI technologies may be prone to cybersecurity incidents or service interruptions. Data sets used by AI may be overbroad, insufficient, or contain biased information, and AI may generate offensive, illegal, inaccurate, or otherwise harmful content. Use of AI by our employees could increase the risk of exposure of confidential or competitively sensitive information. Privacy concerns and risks related to intellectual property rights of inputs into our AI programs and in our AI work product are also present.
If our use of AI technologies produces deficient, inaccurate, controversial, or misleading work product, or has other unintended consequences, we could be subject to legal liability, regulatory action, and competitive or reputational harm. Further, we may be unable to quickly and successfully adapt to rapid change resulting from advancements in AI and similar technologies, or our competitors may have more success implementing and utilizing these technologies than we do. Any of these risks could have an adverse effect on our business, financial condition, results of operations, and reputation.
Failures of, or updates or changes to, our information technology systems may disrupt operations.
We maintain a complex technology platform consisting of both legacy and modern systems. We also increasingly rely on third-party service providers for public cloud infrastructure that powers our e-commerce platform and other systems. Our owned and operated systems require continual maintenance, upgrades, and changes, some of which are significant. Upgrades may involve replacing existing systems with successor systems, making changes to existing systems, or acquiring new systems with new functionality. We are also undertaking significant upgrades to our digital and information technology systems to, among other things, advance our data analytics capabilities; enhance our in-store and e-commerce experiences; improve our product design and development, supply chain, and inventory management capabilities; enable us to more effectively personalize our marketing; enhance the security of and reduce risks associated with our technology systems; streamline our information technology operations; and enable us to work more efficiently. Many of these efforts depend on the continued integration of data science and AI within our information technology systems. We have limited back-up systems and redundancies, and our technology systems and e-commerce platform have experienced system failures in the past which have disrupted our business.
There are inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions. We may not successfully maintain or launch these systems as planned or implement them without disruptions to our operations. Information technology system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could disrupt our operations and adversely affect our business, financial condition, and results of operations. As we continue to move to their platforms, our reliance on third-party systems means that any downtime or security issues they experience poses a greater risk of a single point of failure. For example, in 2025 we were affected by a global outage at Microsoft which impacted various Microsoft services. Any failure by our third-party service providers could also disrupt our operations and adversely affect our business, financial condition, and results of operations.
Our technology systems that support our e-commerce platform may not be effective or function properly.
Many of our customers shop with us through our e-commerce platform, including on our websites and mobile app. Increasingly, customers are using smart devices to shop with us and with our competitors and to compare our products with those of our competitors. We are also increasingly using social media and our mobile app to interact with customers and enhance their shopping experience. We must provide an attractive, effective, reliable, and user-friendly e-commerce platform that offers a wide assortment of merchandise with rapid delivery options and that continually meets the changing expectations of digital shoppers. Our failure to do so, or any failure of our e-commerce platform due to disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, or disruptions due to updates or changes to our information technology systems, could place us at a competitive disadvantage, result in lost e-commerce sales, or harm our brands’ reputations, which could adversely affect our business, financial condition, and results of operations.
Financial Risks
We may experience reductions in income and cash flow from our private label and co-branded credit card programs.
A third party, Barclays Bank Delaware ("Barclays"), currently issues and services our private label and co-branded credit cards for our Old Navy, Gap, Banana Republic, and Athleta brands. Our arrangement with Barclays provides for certain payments to be made by Barclays to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Barclays depends upon a number of factors, including the level of sales on private label and co-branded accounts, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Barclays’ ability to extend credit to our customers, and the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking, and consumer protection laws, including recent proposals to cap the interest rates charged on credit cards at 10 percent. The factors affecting the income and cash flow that we receive from our credit card arrangement can also vary based on global economic conditions and legal, social, and other factors that we cannot control. If the income and cash flow that we receive from our credit card arrangement decreases significantly, our business, financial condition, and results of operations could be adversely affected.

Our business is exposed to the risks of foreign currency exchange rate fluctuations and our hedging strategies may not be effective in mitigating those risks.
We are exposed to foreign currency exchange rate risk with respect to our sales, operating expenses, profits, assets, and liabilities generated or incurred in foreign currencies as well as inventory purchases in U.S. dollars for our foreign subsidiaries. Fluctuations in foreign currency exchange rates could also impact consumer spending or adversely affect the profitability of our foreign operations or those of our franchisees and licensees. Global economic and geopolitical uncertainty have resulted in volatility in foreign exchange rates, which may continue. Financial instruments that we use to hedge certain foreign currency risks may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay their impact. Any of these risks could adversely affect our business, financial condition, and results of operations.
We experience fluctuations in our comparable sales and margins, which could adversely affect the market price of our common stock, our credit ratings, and our liquidity.
Our success depends in part on our ability to grow comparable sales and improve margins. A variety of factors affect comparable sales and margins, including but not limited to apparel trends, competition, current economic conditions (including macroeconomic pressures and geopolitical instability), the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of our marketing programs (including our loyalty program), supply chain disruptions and transitory costs, foreign currency exchange rate fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from financial market expectations. Our comparable sales have fluctuated significantly in the past on an annual and quarterly basis. Over the past five fiscal years, our reported annual comparable sales have ranged from a high of 6 percent in fiscal 2021 to a low of negative 7 percent in fiscal 2022. Over the same period, our reported gross margins have ranged from a high of 41.3 percent in fiscal 2024 to a low of 34.3 percent in fiscal 2022, and our reported operating margins have ranged from a high of 7.4 percent in fiscal 2024 to a low of negative 0.4 percent in fiscal 2022.
Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and apparel trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using effective pricing strategies, and optimizing store and online performance. Fluctuations in our comparable sales and margins or failure to meet financial market expectations in one or more future periods could reduce the market price of our common stock, cause our credit ratings to decline, and negatively impact our liquidity, all of which could adversely affect our business, financial condition, and results of operations.
Our indebtedness may adversely affect our ability to operate and expand our business.
We have a secured asset-based revolving credit agreement (the "ABL Facility"). As of February 1, 2025, we had $2.2 billion in principal amount of undrawn commitments available for borrowings under the ABL Facility, subject to borrowing base availability. We also have $1.5 billion aggregate principal amount of Senior Notes due 2029 and 2031 (the “Senior Notes”) outstanding. As a result, we are subject to risks relating to the ABL Facility and the Senior Notes.
Our indebtedness could impact our business in the following ways:
•limit our flexibility in planning for or reacting to general adverse economic conditions or changes in our business or industry;
•impair our ability to restructure our debt or obtain additional debt or equity financing in the future for working capital, capital expenditures, acquisitions, or general corporate or other purposes;
•require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions, and other general corporate purposes; and
•place us at a disadvantage compared to our competitors that have less indebtedness.

We generated net cash from operating activities of $1.3 billion in fiscal 2025 and ended fiscal 2025 with $3.0 billion of cash, cash equivalents, and short-term investments on our balance sheet. Our ability to make required payments on our indebtedness depends upon our future operating performance and cash flow generation, which are subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our debt service obligations and other liquidity needs. If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, could terminate their commitments to loan money to us, and could foreclose against any assets securing our indebtedness under the ABL Facility.
Our ABL Facility also includes restrictive covenants that may impact our ability to grant or incur liens, sell or otherwise dispose of assets, including capital stock of subsidiaries, make investments in certain subsidiaries, pay dividends, make distributions, redeem or repurchase capital stock, or consolidate or merge with or into, or sell substantially all of our assets to, another entity. Compliance with these and the other covenants in the ABL Facility may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in strategic transactions. We cannot assure you that we will be able to comply with our financial or other covenants under the ABL Facility or that any covenant violations would be waived by our lenders, which could result in an event of default, and, as a result, our lenders under the ABL Facility could declare all outstanding principal and interest to be due and payable, could suspend commitments to make any advances, or could require any outstanding letters of credit to be collateralized by an interest bearing cash account.
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
We currently have corporate credit ratings of BB+ with a stable outlook from Standard & Poor's ("S&P") and Ba2 with a positive outlook from Moody’s. Any reduction in our credit ratings could result in reduced access to the credit and capital markets, more restrictive covenants in future financing documents and higher interest costs, and potentially increased lease or hedging costs. In addition, market conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us. Any of these risks could adversely affect our business, financial condition, and results of operations.
Risks Related to Sustainability and Climate Change
Our business is subject to evolving regulations and expectations with respect to sustainability matters that could expose us to numerous risks.
Increasingly regulators, customers, investors, employees, and other stakeholders are focusing on sustainability matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting sustainability-related requirements and expectations. For example, developing and acting on sustainability-related initiatives, including design, sourcing, and operations decisions, and collecting, measuring, and reporting sustainability-related information and metrics can be costly, difficult, and time consuming, and is subject to evolving reporting standards, including climate and sustainability reporting requirements in the United States and European Union. We may also communicate certain sustainability-related initiatives and goals in our SEC filings or in other public disclosures. These sustainability-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized or sued for the accuracy, adequacy, or completeness of our disclosures. Separately, there is increased scrutiny of companies’ diversity initiatives, which could result in criticism, whether due to perceived over or under pursuit of such initiatives, as well as potential litigation or other adverse impacts. Any of these risks could adversely affect our business, financial condition, results of operations, and reputation.
Further, statements about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our sustainability-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability-related goals on a timely basis, or at all, our business, financial condition, results of operations, and reputation could be adversely affected.
Climate change may have an adverse impact on our business.
Our properties and operations, and those of our franchisees, vendors, and other business partners, may be vulnerable to the adverse effects of climate change, which may include an increase in the frequency and severity of weather conditions and other natural cycles such as hurricanes, tornadoes, floods, earthquakes, wildfires, and droughts, as well as shifts in climate patterns. The physical changes prompted by climate change could result in increased regulation or changes in consumer preferences and spending patterns. Such events have the potential to disrupt our operations and those of our franchisees, vendors, and other business partners, cause store and factory closures, and impact our customers, employees, and workers in our supply chain, all of which could adversely affect our business, financial condition, and results of operations.
Legal, Regulatory, and Compliance Risks
We must comply with applicable laws and regulations and manage changes in the regulatory and administrative landscape.
Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict with assurance the impact that may result from changes in the regulatory and administrative landscape. Such laws and regulations are complex and often subject to differing interpretations, which can lead to unintentional or unknown instances of non-compliance.
Our failure, or the failure of our employees, franchisees, licensees, vendors, or other business partners, to comply with applicable laws and regulations, and any changes in laws or regulations, the imposition of additional laws or regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, anti-corruption, trade, product safety, transportation and logistics, health care, tax, cybersecurity, privacy, operational, or environmental issues, among others, could adversely affect our business, financial condition, and results of operations.
Our vendors’ failure to adhere to our Code of Vendor Conduct could harm our business.
We purchase merchandise from third-party vendors in many different countries, and we require those vendors to adhere to a Code of Vendor Conduct, which includes anti-corruption, environmental, labor, health, and safety standards. From time to time, our vendors and their suppliers may not be in compliance with these standards or applicable local laws. Significant or continuing noncompliance with such standards and laws by one or more of our vendors, suppliers, or other third parties could subject us to liability, and could adversely affect our business, financial condition, results of operations, and reputation.
We are subject to various proceedings, lawsuits, disputes, and claims from time to time.
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
Our cybersecurity risk management processes are aligned with industry-recognized standards, primarily the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), which serves as the foundation for our policies, procedures, and technical controls. We partner with leading cybersecurity companies to leverage third-party technology and expertise, and we engage with these partners to support monitoring and maintaining the performance and effectiveness of controls implemented in our environment.

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
Governance
Gap Inc.’s Chief Information Security Officer (“CISO”) oversees the cybersecurity program. The CISO reports to the Chief Technology Officer (“CTO”) and is responsible for assessing and maintaining the Company’s cybersecurity risk management processes. The CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO, CTO, and members of the Information Security, Information Technology, and Privacy teams have broad experience and expertise in selecting, deploying, and operating cybersecurity technologies, initiatives and processes around the world. Our CISO has more than 30 years of experience in the information security and information technology fields. Our CTO has more than 35 years of experience in these fields, including in technology leadership roles for large companies across multiple industries.
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
Item 2. Properties.
As of January 31, 2026, we had 2,474 Company-operated stores in the United States, Canada, Japan, and Taiwan, which totaled approximately 29.6 million square feet. Almost all of these stores are leased, typically with one or more renewal options after the initial term. Terms vary by type and location of store.
We own approximately 0.8 million square feet of corporate office space located in: San Francisco, Pleasanton, and Rocklin, California. We lease approximately 0.5 million square feet of corporate office space located in: San Francisco, California; New York, New York; Albuquerque, New Mexico; and Hyderabad, India. We also lease regional offices in North America and in various international locations. We own approximately 10.1 million square feet of distribution space located in: Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; London, Ontario, Canada; and Longview, Texas. We lease approximately 0.5 million square feet of distribution space located in: Phoenix, Arizona and Hebron, Kentucky. Third-party logistics companies provide logistics services to us through distribution warehouses in: Chiba, Japan; Hong Kong, China; and New Taipei City, Taiwan. We also use a number of distribution facilities located globally that are leased and operated by third-party logistics providers related to our franchise business.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current proceedings, lawsuits, disputes, and claims ("Actions") would have a material effect on our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”) under the symbol "GAP". The number of holders of record of our stock as of March 10, 2026 was 4,912.
The Company has paid dividends on a quarterly basis and expects to continue to do so, subject to approval by the Board. Additional dividend information can be found in the section entitled "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 31, 2026 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (November 2 - November 29)	90,205	$24.64	90,205	$247	million
Month #2 (November 30 - January 3)	32,000	$24.97	32,000	$246	million
Month #3 (January 4 - January 31)	—	$—	—	$246	million
Total	122,205	$24.72	122,205
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
(2)In February 2019, the Board approved a $1 billion share repurchase authorization, which had no expiration date. In February 2026, the Board approved a $1 billion share repurchase authorization, which superseded the February 2019 repurchase program and has no expiration date.

Stock Performance Graph
The graph below compares our cumulative total stockholder return on our common stock for the five-year period ended January 31, 2026, with the cumulative total returns of (i) the S&P 500 Index and (ii) the Dow Jones U.S. Apparel Retailers Index. The total stockholder return for our common stock assumes reinvestment of any dividends paid.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/30/2021)

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
01/31/26
The Gap, Inc.
S&P 500
Dow Jones U.S. Apparel Retailers

Total Return Analysis

	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025	1/31/2026
The Gap, Inc.	$100.00	$89.80	$70.63	$111.85	$139.56	$167.09
S&P 500	$100.00	$123.29	$113.16	$136.72	$172.78	$201.03
Dow Jones U.S. Apparel Retailers	$100.00	$110.69	$120.91	$135.30	$172.53	$209.16
Source: Research Data Group, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
We are a house of iconic American brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of January 31, 2026, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and inventory management, which allows us to optimize efficiency and responsiveness in our operations. Most of the products sold under our brand names are designed by us and manufactured by independent sources globally.
Overview
Financial results for fiscal 2025 are as follows:
•Net sales for fiscal 2025 increased 2 percent to $15.4 billion compared with $15.1 billion for fiscal 2024.
•Store and franchise sales for fiscal 2025 increased 1 percent compared with fiscal 2024 and online sales for fiscal 2025 increased 4 percent compared with fiscal 2024.
•Gross profit for fiscal 2025 was $6.3 billion compared with $6.2 billion for fiscal 2024. Gross margin for fiscal 2025 was 40.8 percent compared with 41.3 percent for fiscal 2024.
•Operating income was $1.1 billion for both fiscal 2025 and fiscal 2024.
•Effective tax rate for fiscal 2025 was 27.9 percent compared with 25.8 percent for fiscal 2024.
•Net income for fiscal 2025 was $816 million compared with $844 million for fiscal 2024.
•Diluted earnings per share was $2.13 for fiscal 2025 compared with $2.20 for fiscal 2024.
•Merchandise inventory as of fiscal 2025 increased 7 percent compared with fiscal 2024.
Over the last two years, we have focused on fixing the fundamentals, enabling us to perform while we transform. As we move into the next phase of our transformation, we are focused on building momentum through the following strategic priorities:
•delivering financial and operational rigor, through an optimized cost structure and disciplined execution;
•building our brands to increase relevance, while we elevate our product and customer experience to drive sustainable growth;
•optimizing our platform to drive scale by advancing capabilities that amplify and enable our brands;
•strengthening our culture by developing talent and fostering a high-performance environment; and
•continuing to integrate sustainability into business practices to support long-term growth.
Our execution of these strategic priorities will position us to continue growing our core apparel business, while pursuing new strategic initiatives. We are expanding our beauty and accessories assortment, increasing customer engagement through our revamped loyalty program, and advancing technology capabilities throughout our organization.

Macroeconomic factors, including uncertainty surrounding global geopolitical instability, inflationary pressures, foreign currency fluctuations, and changes in interest rates, duties, tariffs, tax laws, and other restrictions as a result of government fiscal, monetary, trade, and tax policies, continue to create a complex and challenging macro environment. In fiscal 2025, the United States enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from most countries. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA, and subsequently, new tariffs were imposed on a temporary basis pursuant to alternative statutory authority. With continued uncertainty expected during fiscal 2026, we will continue to monitor the impact of macroeconomic conditions on consumer behavior and demand. For additional information on the risks and uncertainties to our business caused by macroeconomic factors, see the sections entitled “Risk Factors—Risks Related to Macroeconomic Conditions—Our business is impacted by global economic conditions and the related impact on consumer spending” and "Risk Factors—Risks Related to Macroeconomic Conditions—Trade matters, including the imposition of tariffs by the United States, have had, and could continue to have, an adverse effect on our business" in Item 1A, Risk Factors, of this Form 10-K.
We identify our operating segments according to how our business activities are managed and evaluated. As of January 31, 2026, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Our brands have similar products, suppliers, customers, methods of distribution, and regulatory environment. We have determined that each of our operating segments share similar qualitative and economic characteristics, and, therefore, the results of our operating segments are aggregated into one reportable segment.
Results of Operations
A discussion regarding our results of operations for fiscal year 2025 compared with fiscal year 2024 is presented below. A discussion regarding our results of operations for fiscal year 2024 compared with fiscal year 2023 can be found under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on the Form 10-K for the year ended February 1, 2025, filed with the SEC on March 18, 2025.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.

The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	Fiscal Year
	2025	2024
Old Navy Global	3%	3%
Gap Global	6%	4%
Banana Republic Global	3%	1%
Athleta Global	(9)%	—%
The Gap, Inc.	3%	3%
Store count, net openings/closings, and square footage for our stores are as follows:

	February 1, 2025	Fiscal 2025	January 31, 2026
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,249	(7)	1,242	19.6
Gap North America	453	6	459	4.9
Gap Asia	122	1	123	1.1
Banana Republic North America	380	(22)	358	2.9
Banana Republic Asia	42	(2)	40	0.1
Athleta North America	260	(8)	252	1.0
Company-operated stores total	2,506	(32)	2,474	29.6

	February 3, 2024	Fiscal 2024	February 1, 2025
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	6	1,249	19.8
Gap North America	472	(19)	453	4.8
Gap Asia	134	(12)	122	1.1
Banana Republic North America	400	(20)	380	3.2
Banana Republic Asia	43	(1)	42	0.1
Athleta North America	270	(10)	260	1.1
Company-operated stores total	2,562	(56)	2,506	30.1
Outlet and factory stores are reflected in each of the respective brands.
As of January 31, 2026 and February 1, 2025, the Company's franchise partners operated approximately 1,000 franchise stores.

Net Sales Discussion
Our net sales for fiscal 2025 increased $280 million, or 2 percent, compared with fiscal 2024, driven primarily by an increase in online sales. The increase was primarily related to Old Navy Global and Gap Global, our two largest brands, partially offset by Athleta Global.
Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2025	2024
Cost of goods sold and occupancy expenses	$9,098	$8,859
Gross profit	$6,268	$6,227
Cost of goods sold and occupancy expenses as a percentage of net sales	59.2%	58.7%
Gross margin	40.8%	41.3%
Cost of goods sold and occupancy expenses increased 0.5 percentage points as a percentage of net sales in fiscal 2025 compared with fiscal 2024.
•Cost of goods sold increased 0.8 percentage points as a percentage of net sales in fiscal 2025 compared with fiscal 2024, primarily driven by an estimated impact of approximately 1.2 percentage points from tariff costs net of related mitigation efforts, partially offset by less promotional activity at all brands except Athleta Global.
•Occupancy expenses decreased 0.3 percentage points as a percentage of net sales in fiscal 2025 compared with fiscal 2024, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses.
Uncertainty surrounding changes in U.S. trade policy and tariff rates is contributing to overall macroeconomic volatility. The Company continues to evaluate the impact of U.S. trade policy and tariff rates, which increased cost of goods sold in fiscal 2025. Ongoing changes to tariff rates may impact our gross margins in future quarters and may also impact comparability across periods.
Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2025	2024
Operating expenses	$5,153	$5,115
Operating expenses as a percentage of net sales	33.5%	33.9%
Operating margin	7.3%	7.4%
Operating expenses increased $38 million, but decreased 0.4 percentage points as a percentage of net sales during fiscal 2025 compared with fiscal 2024, primarily due to an increase in net sales as well as an increase in strategic investments.

Interest Expense

($ in millions)	Fiscal Year
	2025	2024
Interest expense	$93	$87
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense. Interest expense increased $6 million during fiscal 2025 compared with fiscal 2024, primarily due to lower tax-related interest expense in fiscal 2024.
Interest Income

($ in millions)	Fiscal Year
	2025	2024
Interest income	$(110)	$(112)
Interest income primarily includes interest earned on our cash, cash equivalents, and short-term investments, as well as tax-related interest income. Interest income decreased slightly during fiscal 2025 compared with fiscal 2024, primarily due to lower interest rates, partially offset by higher cash balances.
Income Taxes

($ in millions)	Fiscal Year
	2025	2024
Income tax expense	$316	$293
Effective tax rate	27.9%	25.8%
The change in the effective tax rate for fiscal 2025 compared with fiscal 2024 was primarily due to changes in the amount and mix of jurisdictional earnings, as well as less favorable impacts of share-based compensation.
See Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details.
Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 31, 2026	February 1, 2025
Cash and cash equivalents	$2,616	$2,335
Short-term investments	386	253
Debt
3.625 percent Senior Notes due 2029	750	750
3.875 percent Senior Notes due 2031	750	750
Working capital	2,477	1,947
Current ratio	1.75:1	1.60:1
As of January 31, 2026, the majority of our cash, cash equivalents, and short-term investments were held in the United States and are generally accessible without any limitations.
We are also able to supplement near-term liquidity, if necessary, with our senior secured asset-based revolving credit agreement (the "ABL Facility") or other available market instruments. There were no borrowings under the ABL Facility as of January 31, 2026 and February 1, 2025. See Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for disclosures on the ABL Facility.

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
We are party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on our Consolidated Balance Sheet as of January 31, 2026, while others are considered future obligations. Our contractual obligations primarily consist of operating leases, purchase obligations and commitments, long-term debt and related interest payments, and income taxes. See Notes 6 and 11 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information related to our debt and operating leases, respectively.
Purchase obligations and commitments consist of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of January 31, 2026, our purchase obligations and commitments were approximately $4 billion. We expect that the majority of these purchase obligations and commitments will be settled within one year.
Our contractual obligations related to income taxes are primarily related to unrecognized tax benefits. See Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information related to income taxes.
We believe our existing balances of cash, cash equivalents, and short-term investments, along with our cash flows from operations and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $193 million during fiscal 2025 compared with fiscal 2024, primarily due to the following:
•a decrease of $80 million related to accounts payable, primarily due to timing of payments for merchandise inventory compared with fiscal 2024;
•a decrease of $65 million related to accrued expenses and other current liabilities, primarily due to higher payments for fiscal 2024 performance-based compensation made during fiscal 2025; and
•a decrease of $41 million related to merchandise inventory, primarily due to higher tariff rates during fiscal 2025, partially offset by timing of receipts.

Cash Flows from Investing Activities
Net cash used for investing activities decreased $92 million during fiscal 2025 compared with fiscal 2024, primarily due to the following:
•$117 million fewer net purchases of short-term investments in fiscal 2025 compared with fiscal 2024; partially offset by
•$23 million more purchases of property and equipment during fiscal 2025 compared with fiscal 2024.
In fiscal 2025, cash used for purchases of property and equipment was $470 million primarily related to store investments, information technology systems, and supply chain improvements, to support the customer experience.
Cash Flows from Financing Activities
Net cash used for financing activities increased $98 million during fiscal 2025 compared with fiscal 2024, primarily due to the following:
•$80 million more repurchases of common stock in fiscal 2025 compared with fiscal 2024; and
•$22 million more payments of dividends in fiscal 2025 compared with fiscal 2024.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2025	2024
Net cash provided by operating activities	$1,293	$1,486
Less: Purchases of property and equipment	(470)	(447)
Free cash flow	$823	$1,039
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
We paid an annual dividend of $0.66 per share in fiscal 2025 and $0.60 per share in fiscal 2024. In February 2026, the Board authorized a dividend of $0.175 per share for the first quarter of fiscal 2026.
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
Revenue Recognition
The Company’s revenues primarily include merchandise sales at stores, online, and through franchise and licensing agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and recognize breakage revenue related to our gift cards, merchandise return cards, and outstanding loyalty points based upon historical redemption patterns. For online sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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
We have performed a sensitivity analysis as of January 31, 2026 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to the U.S. dollar (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 31, 2026. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $11 million as of January 31, 2026.
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
We have highly liquid fixed and variable income investments classified as cash and cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents on our Consolidated Balance Sheets. Our cash equivalents are comprised of money market funds and time deposits recorded at amortized cost, which approximates fair value, as well as debt securities recorded at fair value using market prices for identical or similar assets. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments on our Consolidated Balance Sheets. These debt securities are also recorded at fair value using market prices for identical or similar assets.

Changes in interest rates impact the fair value of our debt securities. As of January 31, 2026 and February 1, 2025, respectively we had $386 million and $253 million in short-term investments which were recorded on our Consolidated Balance Sheets. There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during fiscal 2025 or fiscal 2024.
Changes in interest rates also impact the interest income derived from our cash, cash equivalents, and short-term investments. In fiscal 2025 and fiscal 2024, we earned interest income of $110 million and $112 million, respectively.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Gap, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
As of January 31, 2026, the Company recorded sales return allowances of $65 million within accrued expenses and other current liabilities and a right of returns asset of $30 million within other current assets. The Company establishes sales return allowances and a right of returns asset on a gross basis for expected future merchandise returns, based on historical return patterns, merchandise mix, and recent trends.
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
•We tested the effectiveness of controls over the processes for establishing sales return allowances and the right of returns asset.
•We evaluated the Company’s methodologies and assumptions used to develop sales return allowances and the right of returns asset by:
–Testing the completeness and accuracy of underlying data used in the sales return allowance and the right of returns asset estimates

–Evaluating whether the inputs used in the estimates were relevant and consistent with evidence obtained externally and in other areas of the audit
–Testing the mathematical accuracy of the sales return allowance and the right of returns asset estimates
–Assessing the Company's ability to accurately estimate merchandise returns by comparing prior period estimates to actual merchandise returns
•We developed independent estimates of sales return allowances and the right of returns asset and compared them to the recorded amount.

/s/ Deloitte & Touche LLP

San Francisco, California
March 17, 2026
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,616	$2,335
Short-term investments	386	253
Merchandise inventory	2,207	2,067
Other current assets	568	548
Total current assets	5,777	5,203
Property and equipment, net of accumulated depreciation	2,507	2,496
Operating lease assets	3,443	3,240
Other long-term assets	905	946
Total assets	$12,632	$11,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,567	$1,488
Accrued expenses and other current liabilities	1,044	1,083
Current portion of operating lease liabilities	634	632
Income taxes payable	55	53
Total current liabilities	3,300	3,256
Long-term liabilities:
Long-term debt	1,492	1,490
Long-term operating lease liabilities	3,485	3,353
Other long-term liabilities	554	522
Total long-term liabilities	5,531	5,365
Commitments and contingencies (see Note 14)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 372 and 374 shares	19	19
Additional paid-in capital	136	146
Retained earnings	3,608	3,039
Accumulated other comprehensive income	38	60
Total stockholders' equity	3,801	3,264
Total liabilities and stockholders' equity	$12,632	$11,885

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
($ and shares in millions except per share amounts)	2025	2024	2023
Net sales	$15,366	$15,086	$14,889
Cost of goods sold and occupancy expenses	9,098	8,859	9,114
Gross profit	6,268	6,227	5,775
Operating expenses	5,153	5,115	5,215
Operating income	1,115	1,112	560
Interest expense	93	87	90
Interest income	(110)	(112)	(86)
Income before income taxes	1,132	1,137	556
Income tax expense	316	293	54
Net income	$816	$844	$502
Weighted-average number of shares—basic	373	376	370
Weighted-average number of shares—diluted	384	384	376
Earnings per share—basic	$2.19	$2.24	$1.36
Earnings per share—diluted	$2.13	$2.20	$1.34

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2025	2024	2023
Net income	$816	$844	$502
Other comprehensive income (loss), net of tax:
Foreign currency translation and other, net of tax expense (tax benefit) of $2, $(1), and $—	(7)	1	(4)
Change in fair value of derivative financial instruments, net of tax expense of $—, $8, and $2	(7)	25	16
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $(1), $(6), and $(1)	(8)	(9)	(17)
Other comprehensive income (loss), net of tax	(22)	17	(5)
Comprehensive income	$794	$861	$497

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
Net income				502		502
Other comprehensive loss, net of tax					(5)	(5)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	1	(21)			(20)
Share-based compensation, net of forfeitures			80			80
Common stock dividends declared and paid ($0.60 per share)				(222)		(222)
Balance as of February 3, 2024	372	19	113	2,420	43	2,595
Net income				844		844
Other comprehensive income, net of tax					17	17
Repurchases and retirement of common stock	(3)	—	(75)			(75)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	32			32
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(50)			(50)
Share-based compensation, net of forfeitures			126			126
Common stock dividends declared and paid ($0.60 per share)				(225)		(225)
Balance as of February 1, 2025	374	19	146	3,039	60	3,264
Net income				816		816
Other comprehensive loss, net of tax					(22)	(22)
Repurchases and retirement of common stock	(7)	—	(155)			(155)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	25			25
Issuance of common stock and withholding tax payments related to vesting of stock units	4	—	(42)			(42)
Share-based compensation, net of forfeitures			162			162
Common stock dividends declared and paid ($0.66 per share)				(247)		(247)
Balance as of January 31, 2026	372	$19	$136	$3,608	$38	$3,801

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$816	$844	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496	500	522
Share-based compensation	162	126	80
Non-cash and other items	1	(4)	(8)
Deferred income taxes	69	27	(64)
Changes in operating assets and liabilities:
Merchandise inventory	(129)	(88)	383
Other current assets and other long-term assets	(41)	31	179
Accounts payable	57	137	42
Accrued expenses and other current liabilities	(90)	(25)	12
Income taxes payable, net of receivables and other tax-related items	33	46	75
Other long-term liabilities	(9)	(19)	(15)
Operating lease assets and liabilities, net	(72)	(89)	(176)
Net cash provided by operating activities	1,293	1,486	1,532
Cash flows from investing activities:
Purchases of property and equipment	(470)	(447)	(420)
Net proceeds from sale of property	—	7	76
Purchases of short-term investments	(419)	(409)	—
Proceeds from sales and maturities of short-term investments	289	162	—
Proceeds from divestiture activity, net of cash paid	—	—	9
Other	—	(5)	1
Net cash used for investing activities	(600)	(692)	(334)
Cash flows from financing activities:
Repayments of revolving credit facility	—	—	(350)
Proceeds from issuances under share-based compensation plans	25	32	27
Withholding tax payments related to vesting of stock units	(42)	(50)	(20)
Repurchases of common stock	(155)	(75)	—
Cash dividends paid	(247)	(225)	(222)
Other	—	(3)	(2)
Net cash used for financing activities	(419)	(321)	(567)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	5	(9)	(3)
Net increase in cash, cash equivalents, and restricted cash	279	464	628
Cash, cash equivalents, and restricted cash at beginning of period	2,365	1,901	1,273
Cash, cash equivalents, and restricted cash at end of period	$2,644	$2,365	$1,901
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$72	$44	$43
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$63	$63	$74
Cash paid for income taxes during the period, net of refunds	$235	$237	$49
Cash paid for operating lease liabilities	$980	$981	$932
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 31, 2026, February 1, 2025, and February 3, 2024
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a house of iconic American brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of January 31, 2026, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 31, 2026 (fiscal 2025) and February 1, 2025 (fiscal 2024) consisted of 52 weeks. The fiscal year ended February 3, 2024 (fiscal 2023) consisted of 53 weeks.
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
In fiscal 2025, the United States enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from a number of countries. We will continue to consider the impact of these developments on the assumptions and estimates used when preparing our financial statements.
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
Changes in the fair value of the debt securities impact net income only when such securities are sold or an impairment is recognized. Income related to these securities is recorded within interest income on the Consolidated Statements of Operations.
See Note 7 of Notes to Consolidated Financial Statements for disclosures related to fair value measurements.

Restricted Cash
Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash is related to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included within other long-term assets on the Consolidated Balance Sheets. Otherwise, restricted cash is included within other current assets on the Consolidated Balance Sheets.
As of January 31, 2026, February 1, 2025, and February 3, 2024, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets to the total shown on the Consolidated Statements of Cash Flows:

($ in millions)	January 31, 2026	February 1, 2025	February 3, 2024
Cash and cash equivalents	$2,616	$2,335	$1,873
Restricted cash included in other long-term assets	28	30	28
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statement of Cash Flows	$2,644	$2,365	$1,901
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
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded within operating expenses on the Consolidated Statements of Operations. Costs of maintenance and repairs are expensed as incurred. Costs incurred to implement cloud computing arrangements hosted by third-party vendors are capitalized when incurred during the application development phase and amortized on a straight-line basis over the estimated term of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within other current assets and other long-term assets on the Consolidated Balance Sheets.
Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to Company stores. We also lease some of our corporate facilities and distribution centers. These operating leases expire at various dates through fiscal 2047. The majority of our store leases have initial lease terms of five or ten years and include options that allow us to extend the lease term beyond the initial period, subject to the terms established at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined escalation of the fixed rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.
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
We record sales return allowances and a right of returns asset on a gross basis for expected future merchandise returns, based on historical return patterns, merchandise mix, and recent trends. Sales return allowances are recorded within accrued expenses and other current liabilities and the right of returns asset is recorded within other current assets on the Consolidated Balance Sheets.
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
Barclays, a third-party financial institution, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. Our agreement with Barclays provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program rewards. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on the Consolidated Statements of Operations.

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
See Note 3 of Notes to Consolidated Financial Statements for related revenue disclosures.
Classification of Expenses
Cost of goods sold and occupancy expenses include the following:
•the cost of merchandise, including duty and freight costs;
•inventory shortage and valuation adjustments;
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
Payroll, benefits, and other administrative expenses for our distribution centers recorded within operating expenses were $322 million, $307 million, and $320 million in fiscal 2025, 2024, and 2023, respectively. Research and development costs described in Accounting Standards Codification ("ASC") No. 730 are expensed as incurred. These costs primarily consist of payroll and related benefits attributable to time spent on research and development activities for new innovative products, technological improvements for existing products, and process innovation. Research and development expenses recorded within operating expenses under ASC 730 were $60 million, $40 million, and $37 million in fiscal 2025, 2024, and 2023, respectively.
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
See Note 5 of Notes to Consolidated Financial Statements for related disclosures.
Advertising
Costs associated with the production of advertising, such as photoshoot, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television, magazine, and digital and social media costs, are expensed when the advertising event takes place or is made available. Advertising expense was $778 million, $780 million, and $882 million in fiscal 2025, 2024, and 2023, respectively, and is recorded within operating expenses on the Consolidated Statements of Operations.
Share-Based Compensation
Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. For units granted, whereby shares of common stock are issued for units as they vest (“Stock Units”), the fair value is determined either based on the Company’s stock price on the date of grant less future expected dividends during the vesting period or a Monte Carlo method for certain Stock Units granted with a market condition. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options; however, no stock options were issued to employees during fiscal 2025, 2024, or 2023. For Stock Units and stock options, we recognize share-based compensation cost over the vesting period. We account for forfeitures as they occur. Share-based compensation expense is recorded primarily within operating expenses on the Consolidated Statements of Operations.

See Note 10 of Notes to Consolidated Financial Statements for related disclosures.
Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using rates that approximate those in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded on the Consolidated Statements of Comprehensive Income and in accumulated other comprehensive income ("OCI") on the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated OCI. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded within operating expenses on the Consolidated Statements of Operations.
The aggregate transaction gains and losses recorded within operating expenses on the Consolidated Statements of Operations are as follows:

	Fiscal Year
($ in millions)	2025	2024	2023
Foreign currency transaction gain (loss)	$30	$(37)	$(9)
Realized and unrealized gain (loss) from certain derivative financial instruments	(18)	35	11
Net foreign exchange gain (loss)	$12	$(2)	$2
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
See Note 13 of Notes to Consolidated Financial Statements for related disclosures.

Recent Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on the Consolidated Financial Statements and disclosures, based on current information.
Accounting Pronouncement Recently Adopted
ASU No. 2023-09, Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. We adopted this ASU on a prospective basis for the fiscal year ended January 31, 2026. See Note 4 of Notes to Consolidated Financial Statements for related disclosures.
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
ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to clarify and modernize the accounting for costs related to internal-use software. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied using a prospective, retrospective, or modified transition approach. We are currently assessing the impact that this ASU will have on the Company's Consolidated Financial Statements and related disclosures.
ASU No. 2025-09, Hedge Accounting Improvements
In November 2025, the FASB issued ASU No. 2025-09, Hedge Accounting Improvements. The ASU is intended to more closely align hedge accounting with the economics of risk management activities. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2026, with early adoption permitted. The ASU should be applied on a prospective basis. We are currently assessing the impact that this ASU will have on the Company's Consolidated Financial Statements and related disclosures.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
Cash (1)	$2,193	$2,025
Money market funds	413	302
Time deposits and other debt securities	10	8
Cash and cash equivalents	$2,616	$2,335
__________
(1)Cash includes $87 million and $67 million of amounts in transit from banks for customer credit card and debit card transactions as of January 31, 2026 and February 1, 2025, respectively.

Short-Term Investments
Short-term investments consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
U.S. treasury securities	$204	$132
Corporate securities	182	121
Short-term investments	$386	$253
Other Current Assets
Other current assets consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
Accounts receivable	$316	$301
Right of returns asset	30	27
Other	222	220
Other current assets	$568	$548
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
Furniture and equipment	$2,919	$2,816
Leasehold improvements	2,215	2,178
Land, buildings, and building improvements	1,246	1,145
Software	1,140	1,118
Construction-in-progress	101	169
Property and equipment, at cost	7,621	7,426
Less: Accumulated depreciation	(5,114)	(4,930)
Property and equipment, net of accumulated depreciation	$2,507	$2,496
Depreciation expense for property and equipment was $490 million, $492 million, and $513 million for fiscal 2025, 2024, and 2023, respectively.
Interest of $4 million, $6 million, and $5 million related to assets under construction was capitalized in fiscal 2025, 2024, and 2023, respectively.
See Note 7 of Notes to Consolidated Financial Statements for information regarding impairment charges.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
Long-term income tax-related assets	$466	$533
Goodwill	207	207
Trade names	59	59
Other	173	147
Other long-term assets	$905	$946
See Note 5 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
Accrued compensation and benefits	$379	$442
Deferred revenue	272	273
Sales return allowances	65	60
Accrued advertising	53	76
Other	275	232
Accrued expenses and other current liabilities	$1,044	$1,083
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
Long-term income tax-related liabilities	$381	$344
Long-term asset retirement obligations (1)	29	27
Other	144	151
Other long-term liabilities	$554	$522
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
Net sales disaggregated by channel for fiscal 2025, 2024, and 2023 are as follows:

	Fiscal Year
($ in millions)	2025	2024	2023 (2)
Store and franchise sales	$9,385	$9,332	$9,346
Online sales (1)	5,981	5,754	5,543
Total net sales	$15,366	$15,086	$14,889
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.
(2)Fiscal 2023 includes incremental sales attributable to the 53rd week.
Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2025
U.S. (1)	$7,952	$2,679	$1,667	$1,185	$73	$13,556
Canada	648	324	173	31	—	1,176
Other regions	57	498	76	3	—	634
Total	$8,657	$3,501	$1,916	$1,219	$73	$15,366
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2024
U.S. (1)	$7,706	$2,531	$1,682	$1,311	$65	$13,295
Canada	649	326	168	39	—	1,182
Other regions	46	477	83	3	—	609
Total	$8,401	$3,334	$1,933	$1,353	$65	$15,086
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2023 (2)
U.S. (1)	$7,460	$2,470	$1,681	$1,310	$46	$12,967
Canada	674	332	170	45	—	1,221
Other regions	69	539	88	5	—	701
Total	$8,203	$3,341	$1,939	$1,360	$46	$14,889
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Fiscal 2023 includes incremental sales attributable to the 53rd week.
(3)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement. For fiscal 2025, the opening balance of deferred revenue for these obligations was $273 million, of which $175 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $272 million as of January 31, 2026.

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
Note 4. Income Taxes
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2025	2024	2023
United States	$982	$977	$463
Foreign	150	160	93
Income before income taxes	$1,132	$1,137	$556
The tax expense for income taxes consists of the following:

	Fiscal Year
($ in millions)	2025	2024	2023
Current:
Federal	$167	$194	$63
State	38	29	12
Foreign	42	43	43
Total current	247	266	118
Deferred:
Federal	49	(1)	(40)
State	13	21	(6)
Foreign	7	7	(18)
Total deferred	69	27	(64)
Total tax expense	$316	$293	$54

For fiscal 2025, the difference between tax expense and income before taxes at the U.S. federal statutory tax rate, and between the effective tax rate and the U.S. federal statutory tax rate, is as follows:

	Fiscal Year
($ in millions)	2025
Income before taxes at federal statutory tax rate	$238	21.0%
State and local income taxes, net of federal benefit (1)	50	4.4
Tax impact of foreign operations	17	1.5
Effect of cross-border tax laws:
U.S. tax on branch income or loss	(13)	(1.1)
Other	(5)	(0.4)
Tax credits:
Research and development credits	(13)	(1.1)
Other	(2)	(0.2)
Changes in valuation allowance	16	1.4
Nontaxable and nondeductible items:
Nondeductible compensation	15	1.3
Other	(3)	(0.3)
Changes in unrecognized tax benefits	16	1.4
Total tax expense and effective tax rate	$316	27.9%
__________
(1)State and local income taxes in New York, California, New Jersey, New York City, Illinois, Florida, and Pennsylvania make up the majority (greater than 50 percent) of the tax effect in this category.
In accordance with the guidance prior to the adoption of ASU No. 2023-09, the difference between the effective tax rate and the U.S. federal statutory tax rate for fiscal 2024 and 2023 is as follows:

	Fiscal Year
	2024	2023
Federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	4.4	2.5
Tax impact of foreign operations	(2.4)	(0.7)
Valuation allowances	3.5	(11.0)
Impact of divestiture activity	—	(1.6)
Other	(0.7)	(0.5)
Effective tax rate	25.8%	9.7%
During fiscal 2023, we recorded a $65 million benefit for changes in U.S. and foreign valuation allowances and a $32 million benefit related to a U.S. transfer pricing settlement related to our sourcing activities.
Total cash paid for income taxes, net of refunds, by jurisdiction for fiscal 2025 is as follows:

Fiscal Year
($ in millions)	2025
Cash paid for income taxes during the period, net of refunds:
Federal	$163
State	55
Foreign	17
Total cash paid during the period for income taxes, net of refunds	$235

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 31, 2026	February 1, 2025
Gross deferred tax assets:
Operating lease liabilities	$1,061	$1,037
Accrued payroll and related benefits	103	108
Accruals	187	177
Inventory capitalization and other adjustments	53	51
Deferred income	43	43
Federal, state, and foreign net operating losses	188	179
Other	64	49
Total gross deferred tax assets	1,699	1,644
Valuation allowances	(311)	(261)
Total deferred tax assets, net of valuation allowances	1,388	1,383
Deferred tax liabilities:
Depreciation and amortization	(159)	(126)
Operating lease assets	(883)	(839)
Other	(14)	(18)
Total deferred tax liabilities	(1,056)	(983)
Net deferred tax assets	$332	$400
As of January 31, 2026, we had approximately $766 million of state and $603 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce tax liabilities of future years. We also had approximately $61 million of foreign tax credit carryovers as of January 31, 2026.
Approximately $628 million of state losses expire between fiscal 2026 and fiscal 2045, and $138 million of the state losses do not expire. Approximately $243 million of the foreign losses expire between fiscal 2026 and fiscal 2045, and $360 million of the foreign losses do not expire. The foreign tax credits begin to expire in fiscal 2029.
Valuation allowances are recorded if, based on the assessment of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. We have provided valuation allowances of $311 million on certain federal, state, and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted in the United States. The Company included the impact of the OBBBA tax legislation in the second quarter of fiscal 2025, the period of enactment, and the impact was not material to the Consolidated Financial Statements.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2025	2024	2023
Balance at beginning of fiscal year	$374	$343	$344
Increases related to current year tax positions	15	13	12
Prior year tax positions:
Increases	4	22	21
Decreases	(1)	(1)	(30)
Lapse of Statute of Limitations	(1)	(1)	(1)
Cash settlements	—	(1)	(3)
Foreign currency translation	3	(1)	—
Balance at end of fiscal year	$394	$374	$343
Of the total unrecognized tax benefits as of January 31, 2026, February 1, 2025, and February 3, 2024, approximately $373 million, $354 million, and $325 million, respectively, represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2025, 2024, and 2023, net interest expense of $22 million, $17 million, and $4 million, respectively, has been recognized on the Consolidated Statements of Operations relating to income tax liabilities.
As of January 31, 2026 and February 1, 2025, the Company had total accrued interest related to income tax liabilities of $88 million and $66 million, respectively. There were no accrued penalties related to income tax liabilities as of January 31, 2026 or February 1, 2025.
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

Note 5. Goodwill and Other Intangible Assets
The following goodwill and other intangible assets are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	January 31, 2026	February 1, 2025
Goodwill	$207	$207
Trade names	$59	$59
Intangible assets subject to amortization	$54	$54
Less: Accumulated amortization	(50)	(44)
Intangible assets subject to amortization, net	$4	$10
The amortization expense for intangible assets subject to amortization recorded in cost of goods sold and occupancy expenses on the Consolidated Statements of Operations was $6 million, $8 million, and $9 million for fiscal 2025, 2024, and 2023, respectively.
We did not recognize any impairment charges for goodwill or other intangible assets in fiscal 2025, 2024, or 2023.
Note 6. Debt and Credit Facilities
Long-term debt recorded on the Consolidated Balance Sheets consists of the following:

($ in millions)	January 31, 2026	February 1, 2025
2029 Notes	$750	$750
2031 Notes	750	750
Less: Unamortized debt issuance costs	(8)	(10)
Total long-term debt	$1,492	$1,490
The scheduled maturity of the Senior Notes is as follows:

($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of the 3.625 percent senior notes due 2029 ("2029 Notes") and 3.875 percent senior notes due 2031 ("2031 Notes") (the 2029 Notes and the 2031 Notes, collectively, the "Senior Notes"). As of January 31, 2026, the aggregate estimated fair value of the Senior Notes was $1.41 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal year. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Consolidated Balance Sheet, net of the unamortized debt issuance costs.
Our ABL Facility has a $2.2 billion borrowing capacity and generally bears interest at a per annum rate based on Secured Overnight Financing Rate ("SOFR") (subject to a zero floor) plus a margin, depending on borrowing base availability. The ABL Facility is scheduled to expire in July 2027 and is available for working capital, capital expenditures, and other general corporate purposes.

There were no borrowings under the ABL Facility as of January 31, 2026 and February 1, 2025.
We also have the ability to issue letters of credit on our ABL Facility. As of January 31, 2026, we had $45 million in standby letters of credit issued under the ABL Facility.
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
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2025 or 2024.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$423	$413	$10	$—
Short-term investments	386	204	182	—
Derivative financial instruments	8	—	8	—
Deferred compensation plan assets	42	42	—	—
Other assets	6	—	—	6
Total	$865	$659	$200	$6
Liabilities:
Derivative financial instruments	$9	$—	$9	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$310	$302	$8	$—
Short-term investments	253	132	121	—
Derivative financial instruments	33	—	33	—
Deferred compensation plan assets	36	36	—	—
Other assets	3	—	—	3
Total	$635	$470	$162	$3
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
We have highly liquid fixed and variable income investments classified as cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents on the Consolidated Balance Sheets. Our cash equivalents are comprised of money market funds and time deposits recorded at amortized cost, which approximates fair value, as well as debt securities recorded at fair value using market prices for identical or similar assets. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments on the Consolidated Balance Sheets. These debt securities are also recorded at fair value using market prices for identical or similar assets.
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during fiscal 2025 or 2024.
Derivative financial instruments primarily include foreign exchange forward contracts. See Note 8 of Notes to Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
We maintain the Gap, Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees to defer base compensation and annual bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets.
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
There were no material impairment charges recorded for long-lived assets during fiscal 2025, 2024, or 2023.
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
Cash Flow Hedges
We designate foreign exchange forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies as cash flow hedges. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized into net income during the period in which the underlying transaction impacts the Consolidated Statements of Operations.
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

Outstanding Notional Amounts
As of January 31, 2026 and February 1, 2025, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	January 31, 2026	February 1, 2025
Derivatives designated as cash flow hedges	$426	$363
Derivatives not designated as hedging instruments	414	419
Total	$840	$782
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	January 31, 2026	February 1, 2025
Derivatives designated as cash flow hedges:
Other current assets	$7	$20
Accrued expenses and other current liabilities	2	—

Derivatives not designated as hedging instruments:
Other current assets	1	13
Accrued expenses and other current liabilities	7	—

Total derivatives in an asset position	$8	$33
Total derivatives in a liability position	$9	$—
All of the unrealized gains and losses from designated cash flow hedges as of January 31, 2026 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of January 31, 2026 shown above.
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
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income
	Fiscal Year 2025		Fiscal Year 2024		Fiscal Year 2023
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented on the Consolidated Statements of Operations in which the effects of derivatives are recorded	$9,098	$5,153	$8,859	$5,115	$9,114	$5,215

(Gain) Loss recognized in net income:
Derivatives designated as cash flow hedges	$(9)	$—	$(15)	$—	$(18)	$—
Derivatives not designated as hedging instruments	—	18	—	(35)	—	(11)
Total (gain) loss recognized in net income	$(9)	$18	$(15)	$(35)	$(18)	$(11)
Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 31, 2026.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 31, 2026.
Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2025	2024	2023
Number of shares repurchased (1)	7	3	—
Total cost	$155	$75	$—
Average per share cost including commissions	$21.46	$23.86	$—
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
In February 2019, the Board approved a $1.0 billion share repurchase authorization. The February 2019 repurchase program had $246 million remaining as of January 31, 2026.
In February 2026, the Board approved a new $1.0 billion share repurchase authorization which superseded and replaced the February 2019 repurchase program.
All common stock repurchased is immediately retired.

Note 10. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2025	2024	2023
Stock Units	$158	$121	$74
Stock options	1	2	3
Employee stock purchase plan	3	3	3
Share-based compensation expense	162	126	80
Less: Income tax benefit	(26)	(22)	(14)
Share-based compensation expense, net of tax	$136	$104	$66
No material share-based compensation expense was capitalized in fiscal 2025, 2024, or 2023.
There were no material modifications made to our outstanding stock options and Stock Units in fiscal 2025, 2024, or 2023.
General Description of Stock Option and Stock Unit Plans
The 2016 Long-Term Incentive Plan (the "2016 Plan") was last amended and restated in July 2024. Under the 2016 Plan, nonqualified stock options and Stock Units are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board.
As of January 31, 2026, there were 311,586,781 shares that have been authorized for issuance under the 2016 Plan.
Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments for the majority of the Stock Units granted. Vesting is immediate in the case of members of the Board.
In some cases, Stock Unit vesting is also subject to the attainment of pre-determined performance metrics and the satisfaction of market conditions ("Performance Shares") over a three-year performance period. At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis over a period of three to four years once granted, based on the grant-date fair value and the probability that the pre-determined performance metrics will be achieved. We use the Monte Carlo method to calculate the grant-date fair value of Performance Shares containing a market condition. The Monte Carlo method incorporates option-pricing model inputs to value the Performance Shares and estimate the total shareholder return ranking among our peer group.

A summary of Stock Unit activity under the 2016 Plan for fiscal 2025 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of February 1, 2025	17,848,050	$16.28
Granted	6,083,346	$19.21
Granted, with vesting subject to performance and market conditions (1)	2,258,207	$21.37
Change due to performance and market conditions achievements (2)	(1,304,452)	$12.42
Vested	(5,472,197)	$15.85
Forfeited	(2,350,163)	$17.50
Balance as of January 31, 2026	17,062,791	$18.27
__________
(1)Based on the target level of performance and market conditions.
(2)Reflects change due to performance and market conditions that were certified during the period.
A summary of additional information about Stock Units is as follows:

	Fiscal Year
($ in millions except per share amounts)	2025	2024	2023
Weighted-average fair value per share of Stock Units granted	$19.79	$23.89	$9.41
Fair value of Stock Units vested	$87	$68	$82
The aggregate intrinsic value of unvested Stock Units as of January 31, 2026 was $477 million.
As of January 31, 2026, there was $200 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 1.6 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.
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
There were no stock options issued to employees during fiscal 2025, 2024, or 2023.
A summary of stock option activity under the 2016 Plan for fiscal 2025 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of February 1, 2025	3,144,247	$24.21
Exercised	(374,575)	$15.15
Forfeited/Expired	(246,158)	$32.92
Balance as of January 31, 2026	2,523,514	$24.71
A summary of additional information about stock options is as follows:

	Fiscal Year
($ in millions except per share amounts)	2025	2024	2023
Aggregate intrinsic value of stock options exercised	$4	$17	$7
Fair value of stock options vested	$1	$3	$6

Information about stock options outstanding and exercisable as of January 31, 2026 is as follows:

	Intrinsic Value as of January 31, 2026 (in millions)	Number of Shares as of January 31, 2026	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$12	2,523,514	2.8	$24.71
Options Exercisable	$11	2,429,305	2.7	$25.13
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 963,596, 935,816, and 1,945,332 shares issued under the ESPP in fiscal 2025, 2024 and 2023, respectively. As of January 31, 2026, there were 8,737,120 shares reserved for future issuances under the ESPP.
Note 11. Leases
Net lease cost recognized on the Consolidated Statements of Operations is summarized as follows:

	Fiscal Year
($ in millions)	2025	2024	2023
Operating lease cost	$907	$891	$823
Variable lease cost	337	363	443
Net lease cost	$1,244	$1,254	$1,266
As of January 31, 2026, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
2026	$860
2027	824
2028	710
2029	609
2030	487
Thereafter	1,737
Total minimum lease payments	5,227
Less: Interest	(1,108)
Present value of operating lease liabilities	4,119
Less: Current portion of operating lease liabilities	(634)
Long-term operating lease liabilities	$3,485

During fiscal 2025, 2024, and 2023, non-cash operating lease asset activity, net of remeasurements and modifications, was $841 million, $784 million, and $544 million, respectively. As of January 31, 2026 and February 1, 2025, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $212 million and $59 million, respectively. The increase is primarily related to a retail store lease in Herald Square, New York City.
As of January 31, 2026 and February 1, 2025, the weighted-average remaining operating lease term was 7.5 years and 7.2 years, respectively, and the weighted-average discount rate was 6.4 percent for operating leases recognized on the Consolidated Financial Statements.
As of January 31, 2026 and February 1, 2025, the Company's finance leases were not material to the Consolidated Financial Statements.
See Note 1 of Notes to Consolidated Financial Statements for additional disclosures related to leases.
Note 12. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “GapShare Plans”), which are available to employees who meet the eligibility requirements. The GapShare Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the GapShare Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the GapShare Plans were $49 million, $48 million, and $49 million in fiscal 2025, 2024, and 2023, respectively.
We maintain the Gap, Inc. Deferred Compensation Plan, which allows eligible employees to defer base compensation and annual bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets. As of January 31, 2026 and February 1, 2025, the assets related to the DCP were $42 million and $36 million, respectively. As of January 31, 2026 and February 1, 2025, the corresponding liabilities related to the DCP were $42 million and $36 million, respectively, and were recorded within other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2025, 2024, and 2023 were not material.
Note 13. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2025	2024	2023
Weighted-average number of shares—basic	373	376	370
Common stock equivalents	11	8	6
Weighted-average number of shares—diluted	384	384	376
The anti-dilutive shares related to stock options and Stock Units excluded from computations of weighted-average number of shares—diluted were 2 million, 2 million, and 6 million for fiscal 2025, 2024, and 2023, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

Note 14. Commitments and Contingencies
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and guarantees, and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated, and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on the Consolidated Financial Statements taken as a whole.
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. As of January 31, 2026, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. In addition, we have filed a petition in the U.S. Tax Court to defend research credits taken in prior years. See Note 4 of Notes to Consolidated Financial Statements for further details. Actions are in various procedural stages and some are covered in part by insurance. As of January 31, 2026 and February 1, 2025, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of January 31, 2026 and February 1, 2025 was not material for any individual Action or in total. Subsequent to January 31, 2026 and through the filing date of March 17, 2026, no information has become available that indicates a change is required that would be material to the Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on the Consolidated Financial Statements taken as a whole.

Note 15. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of January 31, 2026, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. Additionally, our products, suppliers, customers, methods of distribution, and regulatory environment are similar across our brands. We have determined that each of our operating segments share similar qualitative and economic characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of January 31, 2026. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Gap Inc.’s chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM reviews measures of segment profit by comparing budgeted versus actual and forecasted results for purposes of assessing performance, allocating resources, and making decisions. The measure of segment assets is reported on the Consolidated Balance Sheets in total.
The following table presents information for segment profit and significant expenses:

	Fiscal Year
($ in millions)	2025	2024	2023
Net sales	$15,366	$15,086	$14,889
Cost of goods sold	7,232	6,984	7,202
Occupancy expenses (1)	1,866	1,875	1,912
Operating expenses (2)	5,153	5,115	5,215
Operating income	$1,115	$1,112	$560
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
Long-lived assets, excluding long-term deferred tax assets, by geographic location are as follows:

($ in millions)	January 31, 2026	February 1, 2025
U.S. (1)	$5,858	$5,700
Other regions	665	582
Total long-lived assets	$6,523	$6,282
__________
(1)U.S. includes the United States and Puerto Rico.
See Note 3 of Notes to Consolidated Financial Statements for disaggregation of revenue by channel and by brand and region.
Note 16. Divestitures
On November 7, 2022, we signed agreements to transition our Gap China and Gap Taiwan operations to a third party, Baozun Inc., to operate Gap China and Gap Taiwan stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun Inc. On August 27, 2025, the parties reached a decision to not proceed with the transition of Gap's operations in Taiwan.

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
We may agree to side letters with participating financial institutions related to the SCF program that require us to transfer a certain amount of cash to be used as collateral for our payment obligations in a specified period. These collateral amounts, if applicable, are classified as restricted cash on the Consolidated Balance Sheets. There were no collateral amounts under the SCF program as of January 31, 2026 and February 1, 2025. Additionally, our lenders under the ABL Facility who also participate in the SCF program have their related financings secured pursuant to the terms of the ABL Facility.
The Company's outstanding obligations under the SCF program were $390 million and $387 million as of January 31, 2026 and February 1, 2025, respectively, and were included in accounts payable on the Consolidated Balance Sheets. A rollforward of our outstanding obligations under the SCF program is as follows:

	Fiscal Year
($ in millions)	2025	2024
Obligations outstanding at beginning of fiscal year	$387	$373
Invoices added during the fiscal year	2,604	2,685
Invoices settled during the fiscal year	(2,601)	(2,671)
Obligations outstanding at end of fiscal year	$390	$387
Note 18. Subsequent Events
Effective February 27, 2026, the Company entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. As a result of this settlement, we received a lump-sum settlement of $313 million, net of legal fees, and will record a gain in the first quarter of fiscal 2026.
In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the IEEPA. Subsequently, new tariffs were imposed pursuant to alternative statutory authority and are scheduled to expire after 150 days absent Congressional authorization. Given the evolving trade policy environment, the Company is monitoring the impact of these actions on the Consolidated Financial Statements.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of January 31, 2026, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
During the 13 weeks ended January 31, 2026, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On December 12, 2025, Horacio (Haio) Barbeito, President and CEO of Old Navy, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 192,053 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on December 8, 2026, or when all shares under the plan are sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors—Nominees for Election as Directors,” “Proposal No. 1—Election of Directors—Director Selection and Qualification,” “Corporate Governance—Board Committees—Audit and Finance Committee,” "Corporate Governance—Insider Trading Policy and Restrictions on Hedging and Pledging" and "Beneficial Ownership of Shares—Delinquent Section 16(a) Reports" in the 2026 Proxy Statement. See also “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K.

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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Board Committees—Compensation and Management Development Committee—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” "Compensation Discussion and Analysis—Compensation Committee Report" and “Executive Compensation” in the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares—Beneficial Ownership Table” in the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled "Proposal No. 1—Election of Directors—Director Independence," “Corporate Governance—Policies and Procedures with Respect to Related Party Transactions” and “Corporate Governance—Certain Relationships and Related Transactions” in the 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the section entitled “Proposal No. 2—Ratification of Selection of Independent Accountant—Principal Accounting Firm Fees” in the 2026 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	1-7562	3.1	August 30, 2024

3.2	Amended and Restated Bylaws (effective August 15, 2022).	10-Q	1-7562	3.3	August 26, 2022

4.1	Indenture, dated as of September 27, 2021, by and among the Registrant, the Guarantors party thereto and U.S. Bank National Association as trustee, registrar and paying agent.	8-K	1-7562	4.1	September 28, 2021

4.2	Form of 3.625% Senior Note due 2029, included as Exhibit A-1 to the Indenture.	8-K	1-7562	4.2	September 28, 2021

4.3	Form of 3.875% Senior Note due 2031, included as Exhibit A-2 to the Indenture.	8-K	1-7562	4.3	September 28, 2021

4.4	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Fourth Amended and Restated Revolving Credit Agreement dated as of July 13, 2022.	10-Q	1-7562	10.1	November 22, 2022

10.2	Amendment No. 1, dated as of March 27, 2024, to Fourth Amended and Restated Revolving Credit Agreement, dated as of July 13, 2022.	10-Q	1-7562	10.4	May 31, 2024

10.3*	Credit Card Program Agreement, dated as of April 8, 2021, by and among the Registrant, Old Navy, LLC, Banana Republic, LLC, Athleta LLC and Barclays Bank Delaware.	10-Q	1-7562	10.4	May 28, 2021

10.4†	Executive Management Incentive Compensation Award Plan.	DEF 14A	1-7562	App. A	April 7, 2015

10.5†	Deferred Compensation Plan, amended and restated effective January 1, 2023.	10-K	1-7562	10.12	March 14, 2023

10.6†	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014).	8-K	1-7562	10.1	March 6, 2014

10.7†	2016 Long-Term Incentive Plan (effective May 17, 2016).	DEF 14A	1-7562	App. A	April 5, 2016

10.8†	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017).	10-K	1-7562	10.30	March 20, 2018

10.9†	Amended and Restated 2016 Long Term-Incentive Plan (effective May 21, 2019).	DEF 14A	1-7562	App. A	April 9, 2019

10.10†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 11, 2021).	DEF 14A	1-7562	App. B	March 30, 2021

10.11†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 9, 2023).	DEF 14A	1-7562	App. A	March 29, 2023

10.12†	Amended and Restated 2016 Long-Term Incentive Plan (effective July 1, 2024).	10-K	1-7562	10.12	March 18, 2025

10.13†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 6, 2015

10.14†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.60	March 21, 2016

10.15†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2017

10.16†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 16, 2018

10.17†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2019

10.18†	2020 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 13, 2020

10.19†	2021 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2021

10.20†	2022 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 11, 2022

10.21†	2023 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 10, 2023

10.22†	2022 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 11, 2022

10.23†	2023 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 10, 2023

10.24†	2024 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 15, 2024

10.25†	Form of Amendment No. 1 to 2024 Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	October 11, 2024

10.26†	2025 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 11, 2025

10.27†	2025 Form of Deferred Performance Share Agreement under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.4	August 29, 2025

10.28†	2026 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 12, 2026

10.29†	2026 Form of Deferred Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 12, 2026

10.30†	Deferral Election Form for Deferred Performance Shares under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.5	August 29, 2025

10.31†	2022 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 11, 2022

10.32†	2023 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 10, 2023

10.33†	2024 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2024

10.34†	2025 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 11, 2025

10.35†	2025 Form of Deferred Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.2	August 29, 2025

10.36†	2026 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 12, 2026

10.37†	2026 Form of Deferred Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 12, 2026

10.38†	Deferral Election Form for Deferred Restricted Stock Units under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.3	August 29, 2025

10.39†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.10	June 8, 2011

10.40†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 9, 2017

10.41†	2020 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 13, 2020

10.42†	2024 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 15, 2024

10.43†	2025 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 11, 2025

10.44†	2026 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.5	March 12, 2026

10.45†	Letter Agreement dated March 5, 2020 by and between Mark Breitbard and the Registrant.	10-K	1-7562	10.57	March 17, 2020

10.46†	Letter Agreement dated March 6, 2020 by and between Katrina O'Connell and the Registrant.	10-K	1-7562	10.74	March 17, 2020

10.47†	Letter Agreement dated June 2, 2022 by and between Horacio Barbeito and the Registrant.	10-Q	1-7562	10.3	August 26, 2022

10.48†	Letter Agreement dated July 21, 2023 by and between Richard Dickson and the Registrant.	8-K	1-7562	10.1	July 26, 2023

10.49†	Summary of Relocation Benefits for Richard Dickson.	10-Q	1-7562	10.6	August 25, 2023

10.50†	Letter Agreement dated November 30, 2023 by and between Eric Chan and the Registrant.					X

10.51†	The Gap, Inc. Senior Executive Severance Plan (effective August 12, 2025).	10-Q	1-7562	10.1	August 29, 2025

10.52†	Form of Inducement Restricted Stock Unit Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	July 26, 2023

10.53†	Form of Make-Whole Restricted Stock Unit Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	July 26, 2023

10.54†	Form of Make-Whole Performance Share Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	July 26, 2023

19	Securities Law Compliance Manual.					X

21	Subsidiaries of Registrant.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Gap Inc. Executive Compensation Recoupment Policy.	10-K	1-7562	97	March 19, 2024

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
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

THE GAP, INC.

Date:	March 17, 2026	By	/s/ RICHARD DICKSON
Richard Dickson President, Chief Executive Officer, and Director (Principal Executive Officer)

Date:	March 17, 2026	By	/s/ KATRINA O'CONNELL
Katrina O'Connell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 17, 2026	By	/s/ BRADY BREWER
Brady Brewer, Director

Date:	March 17, 2026	By	/s/ SALAAM COLEMAN
Salaam Coleman, Director

Date:	March 17, 2026	By	/s/ ELISABETH B. DONOHUE
Elisabeth B. Donohue, Director

Date:	March 17, 2026	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 17, 2026	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 17, 2026	By	/s/ JODY GERSON
Jody Gerson, Director

Date:	March 17, 2026	By	/s/ KATHRYN A. HALL
Kathryn A. Hall, Director

Date:	March 17, 2026	By	/s/ AMY MILES
Amy Miles, Director

Date	March 17, 2026	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 17, 2026	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 17, 2026	By	/s/ TARIQ SHAUKAT
Tariq Shaukat, Director