Form 10-Q
period 2026-05-02
GAP INC
filed 2026-05-29
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 22, 2026 was 359,978,933.

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
•recent changes in U.S. trade policy and tariffs and the risk of potential future changes or worsening trade tensions between the United States and other countries, including potentially elevated fuel costs;
•the risk that trade matters, including tariffs on goods imported from our sourcing countries, could further increase our costs, or reduce the supply of apparel available to us;
•the risk that our enterprise risk management efforts will not be successful in mitigating the negative impact of tariffs and we may not be able to recover tariff refunds that may be owed;
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

Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of May 29, 2026. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that Gap Inc. announces material financial and operational information to its investors using its Investor Relations website, press releases, SEC filings, and public conference calls and webcasts. Gap Inc. and each of its brands also use LinkedIn and Instagram as a means of disclosing information about Gap Inc. and for complying with disclosure obligations under Regulation FD. The social media channels that Gap Inc. and its brands intend to use as a means of disclosing information described above may be updated from time to time as listed on Gap Inc.’s Investor Relations website. The information contained in, or referred to, on our website is not deemed to be incorporated into this Quarterly Report unless otherwise expressly noted.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,162	$2,616	$1,976
Short-term investments	399	386	244
Merchandise inventory	2,095	2,207	2,097
Other current assets	583	568	567
Total current assets	5,239	5,777	4,884
Property and equipment, net of accumulated depreciation of $5,173, $5,114, and $5,035	2,535	2,507	2,470
Operating lease assets	3,480	3,443	3,267
Other long-term assets	883	905	944
Total assets	$12,137	$12,632	$11,565
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,298	$1,567	$1,292
Accrued expenses and other current liabilities	883	1,044	841
Current portion of operating lease liabilities	631	634	633
Income taxes payable	89	55	88
Total current liabilities	2,901	3,300	2,854
Long-term liabilities:
Long-term debt	1,492	1,492	1,490
Long-term operating lease liabilities	3,519	3,485	3,363
Other long-term liabilities	570	554	537
Total long-term liabilities	5,581	5,531	5,390
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 361, 372, and 374 shares	18	19	19
Additional paid-in capital	—	136	91
Retained earnings	3,602	3,608	3,171
Accumulated other comprehensive income	35	38	40
Total stockholders’ equity	3,655	3,801	3,321
Total liabilities and stockholders’ equity	$12,137	$12,632	$11,565
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 2, 2026	May 3, 2025
Net sales	$3,497	$3,463
Cost of goods sold and occupancy expenses	2,080	2,015
Gross profit	1,417	1,448
Operating expenses	972	1,188
Operating income	445	260
Interest expense	22	23
Interest income	(27)	(26)
Income before income taxes	450	263
Income tax expense	111	70
Net income	$339	$193
Weighted-average number of shares - basic	367	375
Weighted-average number of shares - diluted	378	382
Earnings per share - basic	$0.92	$0.51
Earnings per share - diluted	$0.90	$0.51
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Net income	$339	$193
Other comprehensive loss, net of tax
Foreign currency translation and other, net of tax expense of $— and $1	(1)	(2)
Change in fair value of derivative financial instruments, net of tax expense (tax benefit) of $1 and $(2)	—	(14)
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $(1) and $(1)	(2)	(4)
Other comprehensive loss, net of tax	(3)	(20)
Comprehensive income	$336	$173
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 31, 2026	372	$19	$136	$3,608	$38	$3,801
Net income for the 13 weeks ended May 2, 2026				339		339
Other comprehensive loss, net of tax					(3)	(3)
Repurchases and retirement of common stock, including excise tax	(15)	(1)	(121)	(282)		(404)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	4	—	(62)			(62)
Share-based compensation, net of forfeitures			40			40
Common stock dividends declared and paid ($0.175 per share)				(63)		(63)
Balance as of May 2, 2026	361	$18	$—	$3,602	$35	$3,655

Balance as of February 1, 2025	374	$19	$146	$3,039	$60	$3,264
Net income for the 13 weeks ended May 3, 2025				193		193
Other comprehensive loss, net of tax					(20)	(20)
Repurchases and retirement of common stock, including excise tax	(4)	—	(70)	—		(70)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(28)			(28)
Share-based compensation, net of forfeitures			37			37
Common stock dividends declared and paid ($0.165 per share)				(61)		(61)
Balance as of May 3, 2025	374	$19	$91	$3,171	$40	$3,321

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$339	$193
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	128	121
Share-based compensation	40	37
Non-cash and other items	2	(1)
Deferred income taxes	19	8
Changes in operating assets and liabilities:
Merchandise inventory	112	(18)
Other current assets and other long-term assets	(33)	(45)
Accounts payable	(291)	(203)
Accrued expenses and other liabilities	(161)	(268)
Income taxes payable, net of receivables and other tax-related items	63	55
Operating lease assets and liabilities, net	(5)	(19)
Net cash provided by (used for) operating activities	213	(140)
Cash flows from investing activities:
Purchases of property and equipment	(135)	(83)
Purchases of short-term investments	(112)	(78)
Proceeds from sales and maturities of short-term investments	98	88
Net cash used for investing activities	(149)	(73)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	7	6
Withholding tax payments related to vesting of stock units	(62)	(28)
Repurchases of common stock	(401)	(70)
Cash dividends paid	(63)	(61)
Net cash used for financing activities	(519)	(153)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	—	5
Net decrease in cash, cash equivalents, and restricted cash	(455)	(361)
Cash, cash equivalents, and restricted cash at beginning of period	2,644	2,365
Cash, cash equivalents, and restricted cash at end of period	$2,189	$2,004
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$30	$31
Cash paid for income taxes during the period, net of refunds	$33	$11
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of May 2, 2026 and May 3, 2025 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 31, 2026 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. Certain prior period amounts have been reclassified to conform to the current period presentation. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
In fiscal 2025, the United States enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from most countries. In February 2026, the U.S. Supreme Court invalidated certain tariffs previously imposed, and subsequently, new tariffs were imposed pursuant to alternative statutory authority. As there continues to be ongoing legal and regulatory developments to trade policy and tariffs, we will continue to consider the impact of these developments on the assumptions and estimates used when preparing our quarterly financial statements.
Interchange Fee Settlement
In February 2026, the Company entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. As a result of this settlement, we recorded a gain of $313 million, net of legal fees, which was recognized within operating expenses on the Condensed Consolidated Statements of Operations.
Restricted Cash
As of May 2, 2026, January 31, 2026, and May 3, 2025, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total shown on the Condensed Consolidated Statements of Cash Flows:

($ in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,162	$2,616	$1,976
Restricted cash included in other long-term assets	27	28	28
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,189	$2,644	$2,004
Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on the Condensed Consolidated Financial Statements and disclosures, based on current information.
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
ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to clarify and modernize the accounting for costs related to internal-use software. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied using a prospective, retrospective, or modified transition approach. We are currently assessing the impact this ASU may have on the Company's Consolidated Financial Statements and related disclosures.
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
Net sales disaggregated by channel are as follows:

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Store and franchise sales	$2,162	$2,107
Online sales (1)	1,335	1,356
Total net sales	$3,497	$3,463
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended May 2, 2026
U.S. (1)	$1,834	$608	$375	$262	$4	$3,083
Canada	150	68	37	7	—	262
Other regions	12	120	19	1	—	152
Total	$1,996	$796	$431	$270	$4	$3,497

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended May 3, 2025
U.S. (1)	$1,826	$545	$373	$299	$22	$3,065
Canada	140	61	35	8	—	244
Other regions	15	118	20	1	—	154
Total	$1,981	$724	$428	$308	$22	$3,463
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement. For the 13 weeks ended May 2, 2026, the opening balance of deferred revenue for these obligations was $272 million, of which $85 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $259 million as of May 2, 2026.
For the 13 weeks ended May 3, 2025, the opening balance of deferred revenue for these obligations was $273 million, of which $94 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $249 million as of May 3, 2025.
As part of our credit card program agreements with Barclays and Mastercard, we received an upfront payment of $60 million prior to the program launch in May 2022, which is being recognized as revenue over the term of the agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards.

Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	May 2, 2026	January 31, 2026	May 3, 2025
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(8)	(8)	(10)
Total long-term debt	$1,492	$1,492	$1,490
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of May 2, 2026, the aggregate estimated fair value of the Senior Notes was $1.40 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
There were no borrowings under the ABL Facility as of May 2, 2026, January 31, 2026, or May 3, 2025.
We also have the ability to issue letters of credit on our ABL Facility. As of May 2, 2026, we had $56 million in standby letters of credit issued under the ABL Facility.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 weeks ended May 2, 2026 or May 3, 2025.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 2, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$338	$333	$5	$—
Short-term investments	399	204	195	—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	47	47	—	—
Other assets	6	—	—	6
Total	$797	$584	$207	$6
Liabilities:
Derivative financial instruments	$6	$—	$6	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$423	$413	$10	$—
Short-term investments	386	204	182	—
Derivative financial instruments	8	—	8	—
Deferred compensation plan assets	42	42	—	—
Other assets	6	—	—	6
Total	$865	$659	$200	$6
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 3, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$224	$223	$1	$—
Short-term investments	244	116	128	—
Derivative financial instruments	5	—	5	—
Deferred compensation plan assets	39	39	—	—
Other assets	3	—	—	3
Total	$515	$378	$134	$3
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
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
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during the 13 weeks ended May 2, 2026 or May 3, 2025.

Derivative financial instruments primarily include foreign exchange forward contracts. See Note 5 of Notes to Condensed Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
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
There were no material impairment charges recorded for long-lived assets during the 13 weeks ended May 2, 2026 or May 3, 2025.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets during the 13 weeks ended May 2, 2026 or May 3, 2025.
Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are the Canadian dollar, Japanese yen, British pound, Euro, and New Taiwan dollar. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Derivatives designated as cash flow hedges	$515	$426	$400
Derivatives not designated as hedging instruments	433	414	434
Total	$948	$840	$834
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 2, 2026	January 31, 2026	May 3, 2025
Derivatives designated as cash flow hedges:
Other current assets	$6	$7	$4
Accrued expenses and other current liabilities	2	2	3
Other long-term liabilities	1	—	—

Derivatives not designated as hedging instruments:
Other current assets	1	1	1
Accrued expenses and other current liabilities	3	7	11

Total derivatives in an asset position	$7	$8	$5
Total derivatives in a liability position	$6	$9	$14
The majority of the unrealized gains and losses from designated cash flow hedges as of May 2, 2026 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of May 2, 2026 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income
	13 Weeks Ended May 2, 2026		13 Weeks Ended May 3, 2025
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,080	$972	$2,015	$1,188

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(3)	—	(5)	—
Derivatives not designated as hedging instruments	—	(2)	—	21
Total (gain) loss recognized in net income	$(3)	$(2)	$(5)	$21

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 2, 2026	May 3, 2025
Number of shares repurchased (1)	15	4
Total cost	$361	$70
Average per share cost including commissions	$23.71	$19.26
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
In February 2026, the Company's Board of Directors (the "Board") approved a new $1.0 billion share repurchase authorization, which superseded and replaced the February 2019 repurchase program. The February 2026 repurchase program had $599 million remaining as of May 2, 2026.
On March 10, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $200 million of the Company's common stock. On March 11, 2026, the Company paid $200 million and received an initial delivery of approximately 6.9 million shares of the Company’s common stock. The remaining settlement was accounted for as an unsettled forward contract indexed to the Company's common stock until final settlement. The ASR Agreement was fully settled on May 5, 2026, and the Company received an additional 1.4 million shares of its common stock.
Share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. All common stock repurchased is immediately retired.
Note 7. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 2, 2026	May 3, 2025
Weighted-average number of shares - basic	367	375
Common stock equivalents	11	7
Weighted-average number of shares - diluted	378	382
The anti-dilutive shares related to stock options and stock units excluded from computations of weighted-average number of shares – diluted were 1 million and 2 million for the 13 weeks ended May 2, 2026 and May 3, 2025, respectively, as their inclusion would have an anti-dilutive effect on earnings per share. The Company also excluded unsettled shares related to the ASR Agreement from the computation of weighted-average number of shares – diluted for the 13 weeks ended May 2, 2026, as their inclusion would have an anti-dilutive effect on earnings per share.
Note 8. Income Taxes
The effective income tax rate was 24.7 percent for the 13 weeks ended May 2, 2026, compared with 26.6 percent for the 13 weeks ended May 3, 2025. The decrease in the effective tax rate is primarily due to more favorable impacts of share-based compensation, the recognition of certain tax benefits associated with foreign entity structure changes, as well as changes in the amount and mix of jurisdictional earnings.

Note 9. Commitments and Contingencies
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and guarantees, and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated, and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on the Condensed Consolidated Financial Statements taken as a whole.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. As of May 2, 2026, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 2, 2026, January 31, 2026, and May 3, 2025, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to May 2, 2026, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to the Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on the Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of May 2, 2026, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. Additionally, our products, suppliers, customers, methods of distribution, and regulatory environment are similar across our brands. We have determined that each of our operating segments share similar qualitative and economic characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of May 2, 2026. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Gap Inc.’s chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM reviews measures of segment profit or loss by comparing budgeted versus actual and forecasted results for purposes of assessing performance, allocating resources, and making decisions. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets in total.
The following table presents information for segment profit and significant expenses:

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Net sales	$3,497	$3,463
Cost of goods sold	1,605	1,554
Occupancy expenses (1)	475	461
Operating expenses (2)	972	1,188
Operating income	$445	$260
__________
(1)Occupancy expenses include lease and other occupancy related cost, depreciation, and amortization related to our store operations, distribution centers, information technology, and certain corporate functions.
(2)Operating expenses primarily include payroll and benefits expenses, advertising expenses, information technology expenses and maintenance costs, and other administrative expenses. For the 13 weeks ended May 2, 2026, operating expenses include a gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees, and a $50 million charitable contribution made concurrently.
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
The Company's outstanding obligations under the SCF program were $339 million, $390 million, and $313 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a house of iconic American brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We have Company-operated stores in the United States, Canada, Japan, and Taiwan. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and information technology, which allows us to optimize efficiency and responsiveness in our operations. Most of the products sold under our brand names are designed by us and manufactured by independent sources globally.
OVERVIEW
Financial results for the first quarter of fiscal 2026 are as follows:
•Net sales for the first quarter of fiscal 2026 increased 1 percent compared with the first quarter of fiscal 2025.
•Gross profit for the first quarter of fiscal 2026 was $1.42 billion compared with $1.45 billion for the first quarter of fiscal 2025. Gross margin for the first quarter of fiscal 2026 was 40.5 percent compared with 41.8 percent for the first quarter of fiscal 2025.
•Operating income for the first quarter of fiscal 2026 was $445 million compared with $260 million for the first quarter of fiscal 2025. The first quarter of fiscal 2026 includes a gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees, partially offset by a $50 million charitable contribution made concurrently.
•The effective income tax rate for the first quarter of fiscal 2026 was 24.7 percent compared with 26.6 percent for the first quarter of fiscal 2025.
•Net income for the first quarter of fiscal 2026 was $339 million compared with $193 million for the first quarter of fiscal 2025.
•Diluted earnings per share was $0.90 for the first quarter of fiscal 2026 compared with $0.51 for the first quarter of fiscal 2025.
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
In fiscal 2025, the United States enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from most countries. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), and subsequently, new tariffs were imposed on a temporary basis pursuant to alternative statutory authority. In April 2026, the U.S. Customs and Border Protection launched a platform for importers of record to submit IEEPA tariff refund requests. We are currently evaluating our eligibility within the tariff refund process and monitoring related developments and will recognize the refund when the right to receive any amounts becomes probable and estimable. The timing and amount of any potential refund remains uncertain and may be subject to further legal and regulatory developments.
With continued uncertainty expected, we will continue to monitor the impact of macroeconomic conditions on consumer behavior and demand.

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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 2, 2026	May 3, 2025
Old Navy Global	1%	3%
Gap Global	10%	5%
Banana Republic Global	2%	—%
Athleta Global	(11)%	(8)%
The Gap, Inc.	2%	2%

Store count, net openings/closings, and square footage for our stores are as follows:

	January 31, 2026	13 Weeks Ended May 2, 2026	May 2, 2026
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,242	(1)	1,241	19.6
Gap North America	459	—	459	4.9
Gap Asia	123	5	128	1.1
Banana Republic North America	358	(4)	354	2.9
Banana Republic Asia	40	3	43	0.1
Athleta North America	252	—	252	1.0
Company-operated stores total	2,474	3	2,477	29.6

	February 1, 2025	13 Weeks Ended May 3, 2025	May 3, 2025
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,249	(3)	1,246	19.7
Gap North America	453	—	453	4.8
Gap Asia	122	2	124	1.1
Banana Republic North America	380	(8)	372	3.1
Banana Republic Asia	42	(1)	41	0.1
Athleta North America	260	—	260	1.1
Company-operated stores total	2,506	(10)	2,496	29.9
Outlet and factory stores are reflected in each of the respective brands.
As of May 2, 2026 and May 3, 2025, the Company's franchise partners operated approximately 1,000 franchise stores.

Net Sales
Our net sales increased $34 million, or 1 percent, during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily driven by an increase in net sales across all brands except Athleta Global.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Cost of goods sold and occupancy expenses	$2,080	$2,015
Gross profit	$1,417	$1,448
Cost of goods sold and occupancy expenses as a percentage of net sales	59.5%	58.2%
Gross margin	40.5%	41.8%
Cost of goods sold and occupancy expenses increased 1.3 percentage points as a percentage of net sales in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.
•Cost of goods sold increased 1.0 percentage point as a percentage of net sales in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily driven by an estimated impact of approximately 2 percentage points from tariff costs net of related mitigation efforts, partially offset by less promotional activity primarily at Gap Global.
•Occupancy expenses increased 0.3 percentage points as a percentage of net sales in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily driven by incremental cost related to our store population.
Uncertainty surrounding changes in U.S. trade policy and tariff rates is contributing to overall macroeconomic volatility. The Company continues to evaluate the impact of U.S. trade policy and tariff rates, which has increased cost of goods sold since fiscal 2025. Ongoing developments, including changes to tariff rates or potential refunds, will impact our gross margins in future quarters and will also impact comparability across periods. The timing and amount of any refunds remain uncertain and subject to legal and regulatory developments. As a result of these ongoing dynamics, our gross margin for the first quarter of fiscal 2026 may not be indicative of our gross margins throughout the remainder of fiscal 2026.
Operating Expenses

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Operating expenses	$972	$1,188
Operating expenses as a percentage of net sales	27.8%	34.3%
Operating margin	12.7%	7.5%
Operating expenses decreased $216 million, or 6.5 percentage points as a percentage of net sales during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily due to the following:
•a gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees; partially offset by
•a $50 million charitable contribution made concurrently with the interchange fee litigation settlement; and
•an increase in strategic investments.
Interest Expense

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Interest expense	$22	$23
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense.

Interest Income

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Interest income	$(27)	$(26)
Interest income primarily includes interest earned on our cash, cash equivalents, and short-term investments, as well as tax-related interest income. Interest income increased slightly during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily due to higher cash balances, partially offset by lower interest rates.
Income Taxes

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Income tax expense	$111	$70
Effective tax rate	24.7%	26.6%
The decrease in the effective tax rate for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 is primarily due to more favorable impacts of share-based compensation, the recognition of certain tax benefits associated with foreign entity structure changes, as well as changes in the amount and mix of jurisdictional earnings.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include cash and cash equivalents, short-term investments, and our ABL Facility. As of May 2, 2026, we had cash and cash equivalents of $2.16 billion and short-term investments of $399 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of May 2, 2026. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $213 million during the first quarter of fiscal 2026 compared with $140 million of net cash used for operating activities during the first quarter of fiscal 2025, primarily due to the following:
Net Income
•an increase in net income, primarily due to a gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees, partially offset by a $50 million charitable contribution made concurrently;
Changes in operating assets and liabilities
•an increase of $130 million related to merchandise inventory, in part due to timing of receipts during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 as well as fluctuations to inventory-related costs related to changes in tariff rates; and
•an increase of $107 million related to accrued expenses and other liabilities, in part due to lower payments for performance-based compensation during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.

Cash Flows from Investing Activities
Net cash used for investing activities increased $76 million during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily due to the following:
•$52 million more purchases of property and equipment during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily related to store investments; and
•$24 million more net purchases of short-term investments during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.
Cash Flows from Financing Activities
Net cash used for financing activities increased $366 million during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, primarily due to $331 million more repurchases of common stock, during the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures. We require regular capital expenditures to build and maintain our stores and distribution centers and for technology investments. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 2, 2026	May 3, 2025
Net cash provided by (used for) operating activities (1)	$213	$(140)
Less: Purchases of property and equipment	(135)	(83)
Free cash flow	$78	$(223)
__________
(1)For the 13 weeks ended May 2, 2026, net cash provided by operating activities includes the impact of a gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees, and a $50 million charitable contribution made concurrently.
Dividend Policy
In determining whether and at what level to declare a dividend, our Board considers a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.175 per share during the first quarter of fiscal 2026. In May 2026, the Board authorized a dividend of $0.175 per share for the second quarter of fiscal 2026.
Share Repurchases
Certain information about the Company’s share repurchases is set forth in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 31, 2026, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 31, 2026 is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities, investments, and derivative financial instruments.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues, and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact operations in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our financial results.
Item 1A.     Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made for the 13 weeks ended May 2, 2026 by the Company or any affiliated purchaser, as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (February 1 - February 28)	—	$—	—	$1,000 million
Month #2 (March 1 - April 4)	13,803,945	$23.44	13,803,945	$636 million (3)
Month #3 (April 5 - May 2)	1,420,592	$26.32	1,420,592	$599 million
Total	15,224,537	$23.71	15,224,537
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
(2)In February 2026, the Board approved a $1 billion share repurchase authorization, which has no expiration date.
(3)The share repurchase authorization in Month #2 has been reduced by $200 million pursuant to the ASR Agreement and $164 million for shares not purchased pursuant to the ASR Agreement. See Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our share repurchases.
Item 5.     Other Information.
During the 13 weeks ended May 2, 2026, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On April 2, 2026, Horacio (Haio) Barbeito, President and CEO of Old Navy, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 113,683 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 2, 2027, or when all shares under the plan are sold.
On March 19, 2026, Robert Fisher, a director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to gift up to 23,000 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 19, 2027, or when all shares under the plan are gifted.
On March 19, 2026, William Fisher, a director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to gift up to 23,000 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 19, 2027, or when all shares under the plan are gifted.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	1-7562	3.1	August 30, 2024
3.2	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	2026 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.1	March 12, 2026
10.2†	2026 Form of Deferred Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 12, 2026
10.3†	2026 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.3	March 12, 2026
10.4†	2026 Form of Deferred Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.4	March 12, 2026
10.5†	2026 Form of Director Stock Unit Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.5	March 12, 2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
						X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

__________
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	May 29, 2026	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 29, 2026	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)