Form 10-Q
period 2026-08-01
GAP INC
filed 2026-08-28
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 21, 2026 was 351,270,137.

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

•the highly competitive nature of our business in the United States and internationally, including competitive challenges related to anticipating and quickly responding to changing apparel trends and customer demands and attracting customer traffic both in stores and on our e-commerce platform;
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2026, and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 28, 2026. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
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

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,103	$2,616	$2,194
Short-term investments	382	386	238
Merchandise inventory	2,297	2,207	2,294
Other current assets	1,088	568	651
Total current assets	5,870	5,777	5,377
Property and equipment, net of accumulated depreciation of $5,107, $5,114, and $5,008	2,555	2,507	2,478
Operating lease assets	3,557	3,443	3,397
Other long-term assets	874	905	894
Total assets	$12,856	$12,632	$12,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,696	$1,567	$1,656
Accrued expenses and other current liabilities	869	1,044	881
Current portion of operating lease liabilities	618	634	631
Income taxes payable	38	55	29
Total current liabilities	3,221	3,300	3,197
Long-term liabilities:
Long-term debt	1,493	1,492	1,491
Long-term operating lease liabilities	3,609	3,485	3,470
Other long-term liabilities	582	554	555
Total long-term liabilities	5,684	5,531	5,516
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 351, 372, and 371 shares	18	19	19
Additional paid-in capital	—	136	48
Retained earnings	3,888	3,608	3,325
Accumulated other comprehensive income	45	38	41
Total stockholders’ equity	3,951	3,801	3,433
Total liabilities and stockholders’ equity	$12,856	$12,632	$12,146
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$3,651	$3,725	$7,148	$7,188
Cost of goods sold and occupancy expenses	1,722	2,189	3,802	4,204
Gross profit	1,929	1,536	3,346	2,984
Operating expenses	1,253	1,244	2,225	2,432
Operating income	676	292	1,121	552
Interest expense	24	23	46	46
Interest income	(28)	(27)	(55)	(53)
Income before income taxes	680	296	1,130	559
Income tax expense	179	80	290	150
Net income	$501	$216	$840	$409
Weighted-average number of shares - basic	355	373	361	374
Weighted-average number of shares - diluted	362	379	371	381
Earnings per share - basic	$1.41	$0.58	$2.33	$1.09
Earnings per share - diluted	$1.38	$0.57	$2.26	$1.07
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$501	$216	$840	$409
Other comprehensive income (loss), net of tax
Foreign currency translation and other, net of tax expense (tax benefit) of $(1), $—, $(1), $1	1	(3)	—	(5)
Change in fair value of derivative financial instruments, net of tax expense (tax benefit) of $—, $1, $1, $(1)	14	4	14	(10)
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $—, $—, $(1), $(1)	(5)	—	(7)	(4)
Other comprehensive income (loss), net of tax	10	1	7	(19)
Comprehensive income	$511	$217	$847	$390
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of May 2, 2026	361	$18	$—	$3,602	$35	$3,655
Net income for the 13 weeks ended August 1, 2026				501		501
Other comprehensive income, net of tax					10	10
Repurchases and retirement of common stock, including excise tax	(11)	—	(49)	(153)		(202)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	5			5
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			45			45
Common stock dividends declared and paid ($0.175 per share)				(62)		(62)
Balance as of August 1, 2026	351	$18	$—	$3,888	$45	$3,951

Balance as of May 3, 2025	374	$19	$91	$3,171	$40	$3,321
Net income for the 13 weeks ended August 2, 2025				216		216
Other comprehensive income, net of tax					1	1
Repurchases and retirement of common stock, including excise tax	(3)	—	(82)	—		(82)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			34			34
Common stock dividends declared and paid ($0.165 per share)				(62)		(62)
Balance as of August 2, 2025	371	$19	$48	$3,325	$41	$3,433

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 31, 2026	372	$19	$136	$3,608	$38	$3,801
Net income for the 26 weeks ended August 1, 2026				840		840
Other comprehensive income, net of tax					7	7
Repurchases and retirement of common stock, including excise tax	(26)	(1)	(170)	(435)		(606)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	12			12
Issuance of common stock and withholding tax payments related to vesting of stock units	4	—	(63)			(63)
Share-based compensation, net of forfeitures			85			85
Common stock dividends declared and paid ($0.35 per share)				(125)		(125)
Balance as of August 1, 2026	351	$18	$—	$3,888	$45	$3,951

Balance as of February 1, 2025	374	$19	$146	$3,039	$60	$3,264
Net income for the 26 weeks ended August 2, 2025				409		409
Other comprehensive loss, net of tax					(19)	(19)
Repurchases and retirement of common stock, including excise tax	(7)	—	(152)	—		(152)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	12			12
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(29)			(29)
Share-based compensation, net of forfeitures			71			71
Common stock dividends declared and paid ($0.33 per share)				(123)		(123)
Balance as of August 2, 2025	371	$19	$48	$3,325	$41	$3,433

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$840	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	243
Share-based compensation	85	71
Non-cash and other items	(3)	4
Deferred income taxes	53	62
Changes in operating assets and liabilities:
Merchandise inventory	(97)	(214)
Other current assets and other long-term assets	(524)	(79)
Accounts payable	116	137
Accrued expenses and other liabilities	(185)	(237)
Income taxes payable, net of receivables and other tax-related items	13	(45)
Operating lease assets and liabilities, net	(7)	(43)
Net cash provided by operating activities	550	308
Cash flows from investing activities:
Purchases of property and equipment	(289)	(181)
Purchases of short-term investments	(216)	(145)
Proceeds from sales and maturities of short-term investments	220	162
Net cash used for investing activities	(285)	(164)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	12	12
Withholding tax payments related to vesting of stock units	(63)	(29)
Repurchases of common stock	(601)	(152)
Cash dividends paid	(125)	(123)
Net cash used for financing activities	(777)	(292)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	5
Net decrease in cash, cash equivalents, and restricted cash	(514)	(143)
Cash, cash equivalents, and restricted cash at beginning of period	2,644	2,365
Cash, cash equivalents, and restricted cash at end of period	$2,130	$2,222
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$33	$32
Cash paid for income taxes during the period, net of refunds	$233	$142
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of August 1, 2026 and August 2, 2025 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 31, 2026 has been derived from our audited financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Our most significant accounting judgments include, but are not limited to, estimates and assumptions used for inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, the impairment of long-lived assets, and recoverability of previously paid tariff costs.
Changes in Laws and Regulations
In fiscal 2025, the United States enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from most countries. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), and subsequently, tariffs were imposed on a temporary basis pursuant to alternative statutory authority. These tariffs expired in July 2026 and were subsequently replaced by new tariffs under Section 301 of the Trade Act of 1974.
In April 2026, the U.S. Customs and Border Protection launched a platform for importers of record to submit claims for IEEPA tariff refunds that were previously collected. During the second quarter of fiscal 2026, we submitted eligible IEEPA tariff refund claims of approximately $512 million and recognized a corresponding reduction to cost of goods sold and occupancy expenses on the Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended August 1, 2026. This was partially offset by our commitment of appreciation for certain vendors of approximately $95 million, which was recorded within current liabilities on the Condensed Consolidated Balance Sheets. As of August 1, 2026, we received tariff refunds of approximately $95 million with the remaining $417 million recorded within other current assets on the Condensed Consolidated Balance Sheets. Additionally, we received approximately $5 million of related interest on the refund amounts.
As there continues to be ongoing legal and regulatory developments to trade policy and tariffs, we will continue to consider the impact of these developments on the assumptions and estimates used when preparing our quarterly financial statements.
Interchange Fee Settlement
In February 2026, the Company entered into settlement agreements to resolve credit card interchange fee litigation matters in which we were a plaintiff. During the first quarter of fiscal 2026, we received settlement proceeds related to these agreements, and as a result, we recorded a gain of $313 million, net of legal fees, during the 26 weeks ended August 1, 2026, which was recognized within operating expenses on the Condensed Consolidated Statements of Operations.
Restricted Cash
As of August 1, 2026, January 31, 2026, and August 2, 2025, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total shown on the Condensed Consolidated Statements of Cash Flows:

($ in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,103	$2,616	$2,194
Restricted cash included in other long-term assets	27	28	28
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,130	$2,644	$2,222
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
Net sales disaggregated by channel are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Store and franchise sales	$2,379	$2,440	$4,541	$4,547
Online sales (1)	1,272	1,285	2,607	2,641
Total net sales	$3,651	$3,725	$7,148	$7,188
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended August 1, 2026
U.S. (1)	$1,897	$654	$413	$255	$4	$3,223
Canada	152	81	45	8	—	286
Other regions	12	109	20	1	—	142
Total	$2,061	$844	$478	$264	$4	$3,651

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended August 2, 2025
U.S. (1)	$1,978	$581	$408	$290	$28	$3,285
Canada	157	76	46	9	—	288
Other regions	15	115	21	1	—	152
Total	$2,150	$772	$475	$300	$28	$3,725

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended August 1, 2026
U.S. (1)	$3,731	$1,262	$788	$517	$8	$6,306
Canada	302	149	82	15	—	548
Other regions	24	229	39	2	—	294
Total	$4,057	$1,640	$909	$534	$8	$7,148

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended August 2, 2025
U.S. (1)	$3,804	$1,126	$781	$589	$50	$6,350
Canada	297	137	81	17	—	532
Other regions	30	233	41	2	—	306
Total	$4,131	$1,496	$903	$608	$50	$7,188
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement. For the 13 weeks ended August 1, 2026, the opening balance of deferred revenue for these obligations was $259 million, of which $78 million was recognized as revenue during the period. For the 26 weeks ended August 1, 2026, the opening balance of deferred revenue for these obligations was $272 million, of which $126 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $256 million as of August 1, 2026.
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

Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	August 1, 2026	January 31, 2026	August 2, 2025
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(7)	(8)	(9)
Total long-term debt	$1,493	$1,492	$1,491
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of August 1, 2026, the aggregate estimated fair value of the Senior Notes was $1.39 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
We also have a senior secured asset-based revolving credit agreement (the "ABL Facility"), which was previously scheduled to expire in July 2027. On July 17, 2026, we entered into an amendment and restatement of the ABL Facility. Among other changes, the amendment and restatement extended the maturity date of the ABL Facility to July 2031. The ABL Facility continues to have a borrowing capacity of $2.2 billion and generally bears interest at a per annum rate based on Secured Overnight Financing Rate ("SOFR") (subject to a zero floor) plus a margin, depending on borrowing base availability. The ABL Facility is available for working capital, capital expenditures, and other general corporate purposes.
There were no borrowings under the ABL Facility as of August 1, 2026, January 31, 2026, or August 2, 2025.
We also have the ability to issue letters of credit on our ABL Facility. As of August 1, 2026, we had $50 million in standby letters of credit issued under the ABL Facility.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 26 weeks ended August 1, 2026 or August 2, 2025.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 1, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$279	$252	$27	$—
Short-term investments	382	207	175	—
Derivative financial instruments	21	—	21	—
Deferred compensation plan assets	49	49	—	—
Other assets	11	—	—	11
Total	$742	$508	$223	$11
Liabilities:
Derivative financial instruments	$3	$—	$3	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$423	$413	$10	$—
Short-term investments	386	204	182	—
Derivative financial instruments	8	—	8	—
Deferred compensation plan assets	42	42	—	—
Other assets	6	—	—	6
Total	$865	$659	$200	$6
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 2, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$235	$225	$10	$—
Short-term investments	238	117	121	—
Derivative financial instruments	9	—	9	—
Deferred compensation plan assets	42	42	—	—
Other assets	3	—	—	3
Total	$527	$384	$140	$3
Liabilities:
Derivative financial instruments	$6	$—	$6	$—
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
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during the 13 and 26 weeks ended August 1, 2026 or August 2, 2025.

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
There were no material impairment charges recorded for long-lived assets during the 13 and 26 weeks ended August 1, 2026 or August 2, 2025.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets during the 13 and 26 weeks ended August 1, 2026 or August 2, 2025.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Derivatives designated as cash flow hedges	$582	$426	$527
Derivatives not designated as hedging instruments	442	414	422
Total	$1,024	$840	$949
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 1, 2026	January 31, 2026	August 2, 2025
Derivatives designated as cash flow hedges:
Other current assets	$11	$7	$4
Other long-term assets	3	—	2
Accrued expenses and other current liabilities	—	2	1
Other long-term liabilities	1	—	—

Derivatives not designated as hedging instruments:
Other current assets	7	1	3
Accrued expenses and other current liabilities	2	7	5

Total derivatives in an asset position	$21	$8	$9
Total derivatives in a liability position	$3	$9	$6
The majority of the unrealized gains and losses from designated cash flow hedges as of August 1, 2026 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of August 1, 2026 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income
	13 Weeks Ended August 1, 2026		13 Weeks Ended August 2, 2025
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$1,722	$1,253	$2,189	$1,244

Gain recognized in net income
Derivatives designated as cash flow hedges	(5)	—	—	—
Derivatives not designated as hedging instruments	—	(14)	—	(1)
Total gain recognized in net income	$(5)	$(14)	$—	$(1)

	Location and Amount of (Gain) Loss Recognized in Net Income
	26 Weeks Ended August 1, 2026		26 Weeks Ended August 2, 2025
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$3,802	$2,225	$4,204	$2,432

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(8)	—	(5)	—
Derivatives not designated as hedging instruments	—	(16)	—	20
Total (gain) loss recognized in net income	$(8)	$(16)	$(5)	$20
Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Number of shares repurchased (1)	11	3	26	7
Total cost	$240	$82	$601	$152
Average per share cost including commissions	$21.91	$23.67	$22.97	$21.41
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
In February 2026, the Company's Board of Directors (the "Board") approved a new $1.0 billion share repurchase authorization (the "February 2026 repurchase program"). The February 2026 repurchase program had $399 million remaining as of August 1, 2026.
On March 10, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase an aggregate of $200 million of the Company's common stock. On March 11, 2026, the Company paid $200 million and received an initial delivery of approximately 6.9 million shares of the Company’s common stock. The ASR Agreement was fully settled on May 5, 2026, and the Company received an additional 1.4 million shares of its common stock. The total number of shares received under the ASR Agreement was approximately 8.3 million shares at an average price of $24.23.
Share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. All common stock repurchased is immediately retired.
Note 7. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Weighted-average number of shares - basic	355	373	361	374
Common stock equivalents	7	6	10	7
Weighted-average number of shares - diluted	362	379	371	381
The anti-dilutive shares related to stock options and stock units excluded from computations of weighted-average number of shares – diluted were 2 million for all periods presented, as their inclusion would have an anti-dilutive effect on earnings per share.

Note 8. Income Taxes
The effective income tax rate was 26.3 percent for the 13 weeks ended August 1, 2026, compared with 27.0 percent for the 13 weeks ended August 2, 2025. The decrease in the effective tax rate is primarily due to the recognition of certain tax benefits associated with foreign entity structure changes in the prior quarter, as well as changes in the amount and mix of jurisdictional earnings.

The effective income tax rate was 25.7 percent for the 26 weeks ended August 1, 2026, compared with 26.8 percent for the 26 weeks ended August 2, 2025. The decrease in the effective tax rate is primarily due to more favorable impacts of share-based compensation, the recognition of certain tax benefits associated with foreign entity structure changes, as well as changes in the amount and mix of jurisdictional earnings.
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. As of August 1, 2026, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 1, 2026, January 31, 2026, and August 2, 2025, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to August 1, 2026, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to the Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on the Condensed Consolidated Financial Statements taken as a whole.

Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of August 1, 2026, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. Additionally, our products, suppliers, customers, methods of distribution, and regulatory environment are similar across our brands. We have determined that each of our operating segments share similar qualitative and economic characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of August 1, 2026. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Gap Inc.’s chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM reviews measures of segment profit or loss by comparing budgeted versus actual and forecasted results for purposes of assessing performance, allocating resources, and making decisions. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets in total.
The following table presents information for segment profit and significant expenses:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$3,651	$3,725	$7,148	$7,188
Cost of goods sold (1)	1,245	1,725	2,850	3,279
Occupancy expenses (2)	477	464	952	925
Operating expenses (3)	1,253	1,244	2,225	2,432
Operating income	$676	$292	$1,121	$552
__________
(1)For the 13 and 26 weeks ended August 1, 2026, cost of goods sold includes approximately $417 million of net IEEPA tariff recoveries, consisting of approximately $512 million of tariff refunds, partially offset by a commitment of appreciation of approximately $95 million for certain vendors.
(2)Occupancy expenses include lease and other occupancy related cost, depreciation, and amortization related to our store operations, distribution centers, information technology, and certain corporate functions.
(3)Operating expenses primarily include payroll and benefits expenses, advertising expenses, information technology expenses and maintenance costs, and other administrative expenses. For the 26 weeks ended August 1, 2026, operating expenses include a gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees, and a $50 million charitable contribution made concurrently.
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
The Company's outstanding obligations under the SCF program were $421 million, $390 million, and $392 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a house of iconic American brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We have Company-operated stores in the United States, Canada, Japan, and Taiwan. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Australia, Europe, Latin America, and the Middle East. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and information technology, which allows us to optimize efficiency and responsiveness in our operations. Most of the products sold under our brand names are designed by us and manufactured by independent sources globally.
OVERVIEW
Financial results for the second quarter of fiscal 2026 are as follows:
•Net sales for the second quarter of fiscal 2026 decreased 2 percent compared with the second quarter of fiscal 2025.
•Gross profit for the second quarter of fiscal 2026 was $1.93 billion compared with $1.54 billion for the second quarter of fiscal 2025. Gross margin for the second quarter of fiscal 2026 was 52.8 percent compared with 41.2 percent for the second quarter of fiscal 2025. The second quarter of fiscal 2026 includes approximately $417 million of net IEEPA tariff recoveries.
•Operating income for the second quarter of fiscal 2026 was $676 million compared with $292 million for the second quarter of fiscal 2025.
•The effective income tax rate for the second quarter of fiscal 2026 was 26.3 percent compared with 27.0 percent for the second quarter of fiscal 2025.
•Net income for the second quarter of fiscal 2026 was $501 million compared with $216 million for the second quarter of fiscal 2025.
•Diluted earnings per share was $1.38 for the second quarter of fiscal 2026 compared with $0.57 for the second quarter of fiscal 2025.
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
In fiscal 2025, the United States enacted significant changes to its trade policy and imposed substantial tariffs on imported goods from most countries. In February 2026, the U.S. Supreme Court invalidated tariffs imposed under IEEPA, and subsequently, tariffs were imposed on a temporary basis pursuant to alternative statutory authority. These tariffs expired in July 2026 and were subsequently replaced by new tariffs under Section 301 of the Trade Act of 1974.
In April 2026, the U.S. Customs and Border Protection launched a platform for importers of record to submit claims for IEEPA tariff refunds that were previously collected. During the second quarter of fiscal 2026, we submitted claims for previously paid eligible tariffs and have received tariff refunds of approximately $95 million with the remaining $417 million recorded within other current assets on the Condensed Consolidated Balance Sheets. In addition, we received approximately $5 million of related interest. We are monitoring developments related to the refund process and assessing the timing and extent of additional recoveries.

Given the continued uncertainty surrounding global trade policy and broader macroeconomic conditions, we will continue to evaluate potential impacts on our business.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Old Navy Global	(4)%	2%	(1)%	2%
Gap Global	10%	4%	10%	4%
Banana Republic Global	3%	4%	2%	2%
Athleta Global	(12)%	(9)%	(11)%	(9)%
The Gap, Inc.	(1)%	1%	—%	2%

Store count, net openings/closings, and square footage for our stores are as follows:

	January 31, 2026	26 Weeks Ended August 1, 2026	August 1, 2026
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,242	(1)	1,241	19.6
Gap North America	459	2	461	4.9
Gap Asia	123	4	127	1.1
Banana Republic North America	358	(9)	349	2.8
Banana Republic Asia	40	2	42	0.1
Athleta North America	252	(1)	251	1.0
Company-operated stores total	2,474	(3)	2,471	29.5

	February 1, 2025	26 Weeks Ended August 2, 2025	August 2, 2025
	Number of Store Locations	Net Number of Stores Opened/(Closed)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,249	(9)	1,240	19.6
Gap North America	453	—	453	4.8
Gap Asia	122	3	125	1.1
Banana Republic North America	380	(9)	371	3.1
Banana Republic Asia	42	—	42	0.1
Athleta North America	260	(5)	255	1.0
Company-operated stores total	2,506	(20)	2,486	29.7
Outlet and factory stores are reflected in each of the respective brands.
As of August 1, 2026 and August 2, 2025, the Company's franchise partners operated approximately 1,000 franchise stores.

Net Sales
Our net sales decreased $74 million, or 2 percent, during the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025, primarily driven by a decrease in net sales at Old Navy Global and Athleta Global, partially offset by an increase in net sales at Gap Global.
Our net sales decreased $40 million, or 1 percent, during the first half of fiscal 2026 compared with the first half of fiscal 2025. While Comp Sales were flat, the decline was primarily due to incremental income in the first half of fiscal 2025 related to the revenue sharing arrangement from our credit card agreement.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Cost of goods sold and occupancy expenses	$1,722	$2,189	$3,802	$4,204
Gross profit	$1,929	$1,536	$3,346	$2,984
Cost of goods sold and occupancy expenses as a percentage of net sales	47.2%	58.8%	53.2%	58.5%
Gross margin	52.8%	41.2%	46.8%	41.5%
Cost of goods sold and occupancy expenses decreased 11.6 percentage points as a percentage of net sales in the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025.
•Cost of goods sold decreased 12.2 percentage points as a percentage of net sales in the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025, primarily driven by 11.4 percentage points, or approximately $417 million, of net IEEPA tariff recoveries. Additionally, there was a benefit from less promotional activity at Gap Global, partially offset by higher promotional activity at Old Navy Global primarily related to seasonal products. The net IEEPA tariff recovery reflects tariff refunds of approximately $512 million, partially offset by a commitment of appreciation of approximately $95 million for certain vendors.
•Occupancy expenses increased 0.6 percentage points as a percentage of net sales in the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025, primarily driven by incremental cost related to our store population.
Cost of goods sold and occupancy expenses decreased 5.3 percentage points as a percentage of net sales in the first half of fiscal 2026 compared with the first half of fiscal 2025.
•Cost of goods sold decreased 5.7 percentage points as a percentage of net sales in the first half of fiscal 2026 compared with the first half of fiscal 2025, primarily driven by 5.8 percentage points, or approximately $417 million, of net IEEPA tariff recoveries. The net IEEPA tariff recovery reflects tariff refunds of approximately $512 million, partially offset by a commitment of appreciation of approximately $95 million for certain vendors.
•Occupancy expenses increased 0.4 percentage points as a percentage of net sales in the first half of fiscal 2026 compared with the first half of fiscal 2025, primarily driven by incremental cost related to our store population.
Uncertainty surrounding changes in U.S. trade policy and tariff rates since fiscal 2025 is contributing to overall macroeconomic volatility. The Company continues to evaluate the impact of U.S. trade policy and tariff rates on our cost of goods sold. Ongoing developments, including changes to tariff rates and refund processing, may continue to impact our gross margins in future quarters and may also impact comparability across periods. As a result of these ongoing dynamics, our gross margins for the second quarter of fiscal 2026 and first half of fiscal 2026 may not be indicative of our gross margins throughout the remainder of fiscal 2026.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating expenses	$1,253	$1,244	$2,225	$2,432
Operating expenses as a percentage of net sales	34.3%	33.4%	31.1%	33.8%
Operating margin	18.5%	7.8%	15.7%	7.7%
Operating expenses increased $9 million, or 0.9 percentage points as a percentage of net sales during the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025, primarily driven by costs related to strategic investments.
Operating expenses decreased $207 million, or 2.7 percentage points as a percentage of net sales during the first half of fiscal 2026 compared with the first half of fiscal 2025, primarily due to the following:
•a gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees; partially offset by
•a $50 million charitable contribution made concurrently with the interchange fee litigation settlement; and
•costs related to strategic investments.
Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest expense	$24	$23	$46	$46
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense.
Interest Income

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest income	$(28)	$(27)	$(55)	$(53)
Interest income primarily includes interest earned on our cash, cash equivalents, and short-term investments, as well as tax-related interest income and interest received on IEEPA tariff recoveries. Interest income increased slightly during the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025 and during the first half of fiscal 2026 compared with the first half of fiscal 2025, primarily due to interest received on IEEPA tariff recoveries, partially offset by lower interest rates.
Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Income tax expense	$179	$80	$290	$150
Effective tax rate	26.3%	27.0%	25.7%	26.8%
The decrease in the effective tax rate for the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025 is primarily due to the recognition of certain tax benefits associated with foreign entity structure changes in the prior quarter, as well as changes in the amount and mix of jurisdictional earnings.

The decrease in the effective tax rate for the first half of fiscal 2026 compared with the first half of fiscal 2025 is primarily due to more favorable impacts of share-based compensation, the recognition of certain tax benefits associated with foreign entity structure changes, as well as changes in the amount and mix of jurisdictional earnings.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include cash and cash equivalents, short-term investments, and our ABL Facility. As of August 1, 2026, we had cash and cash equivalents of $2.10 billion and short-term investments of $382 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of August 1, 2026. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. In addition, we may have dividend payments and share repurchases. The seasonality of our operations, in addition to the impact of macroeconomic factors, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods. These macroeconomic factors include uncertainty surrounding global geopolitical instability, inflationary pressures, foreign currency fluctuations, and changes in interest rates, duties, tariffs and related recoveries, tax laws, and other restrictions as a result of government fiscal, monetary, trade, and tax policies.
We believe our existing balances of cash, cash equivalents, and short-term investments, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash provided by operating activities increased $242 million during the first half of fiscal 2026 compared with the first half of fiscal 2025, primarily due to the following:
Net Income
•an increase in net income of $431 million;
Changes in operating assets and liabilities
•an increase of $117 million related to merchandise inventory primarily due to timing of receipts and higher inventory cost during the first half of fiscal 2025; partially offset by
•a decrease of $445 million related to other current assets and other long-term assets primarily due to a tariff refund receivable included in other current assets on the Condensed Consolidated Balance Sheets.
Cash Flows from Investing Activities
Net cash used for investing activities increased $121 million during the first half of fiscal 2026 compared with the first half of fiscal 2025, primarily due to $108 million more purchases of property and equipment during the first half of fiscal 2026 compared with the first half of fiscal 2025.
Cash Flows from Financing Activities
Net cash used for financing activities increased $485 million during the first half of fiscal 2026 compared with the first half of fiscal 2025, primarily due to $449 million more repurchases of common stock during the first half of fiscal 2026 compared with the first half of fiscal 2025.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 1, 2026	August 2, 2025
Net cash provided by operating activities (1)	$550	$308
Less: Purchases of property and equipment	(289)	(181)
Free cash flow	$261	$127
__________
(1)For the 26 weeks ended August 1, 2026, net cash provided by operating activities includes the impact of a pre-tax gain of $313 million related to a credit card interchange fee litigation settlement, net of legal fees, and a $50 million pre-tax charitable contribution made concurrently during the first quarter of fiscal 2026.
Dividend Policy
In determining whether and at what level to declare a dividend, our Board considers a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.175 per share during the second quarter of fiscal 2026. In August 2026, the Board authorized a dividend of $0.175 per share for the third quarter of fiscal 2026.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made for the 13 weeks ended August 1, 2026 by the Company or any affiliated purchaser, as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (May 3 - May 30)	1,338,000	$24.23	1,338,000	$599 million (3)
Month #2 (May 31 - July 4)	9,269,700	$21.58	9,269,700	$399 million
Month #3 (July 5 - August 1)	—	$—	—	$399 million
Total	10,607,700	$21.91	10,607,700
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
(2)In February 2026, the Board approved a $1 billion share repurchase authorization, which has no expiration date.
(3)During Month #1, the ASR Agreement was fully settled and the Company received the remaining shares of its common stock. The settlement did not result in a further reduction of the share repurchase authorization, as the authorization was reduced upon execution of the ASR Agreement in March 2026. See Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our share repurchases.
Item 5.     Other Information.
During the 13 weeks ended August 1, 2026, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On July 7, 2026, Julie Gruber, Chief Legal and Compliance Officer and Corporate Secretary, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 622,783 shares of Gap Inc. common stock (including 219,178 shares pursuant to unexercised stock options granted from 2017 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on July 9, 2027, or when all shares under the plan are sold.
On June 10, 2026, Katrina O'Connell, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 706,055 shares of Gap Inc. common stock (including 74,563 shares pursuant to unexercised stock options granted from 2018 to 2021). Unless otherwise terminated pursuant to its terms, the plan will terminate on June 10, 2027, or when all shares under the plan are sold.
On June 2, 2026, Sarah (Sally) Gilligan, Chief Supply Chain and Transformation Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 417,304 shares of Gap Inc. common stock (including 143,595 shares pursuant to unexercised stock options granted from 2017 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on April 1, 2027, or when all shares under the plan are sold.

Disclosure in Lieu of Current Report on Form 8-K
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):
On August 26, 2026, the Compensation and Management Development Committee of the Board approved a modification to the relocation benefits granted to the Company's President and Chief Executive Officer ("CEO"), Richard Dickson, under his initial offer letter to extend eligibility of the home sale assistance benefit through fiscal 2027, due to the impact of the 2025 Palisades Fire affecting the sale of the CEO's former residence.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	1-7562	3.1	August 30, 2024
3.2	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1	Amendment No. 2 to Fourth Amended and Restated Revolving Credit Agreement	8-K	1-7562	10.1	July 21, 2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 28, 2026	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 28, 2026	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)